Form 10-K
period 1993-12-31
FOOTE CONE & BELDING COMMUNICATIONS INC
filed 1994-03-29
CIK 37931

- - - - - --------------------------------------------------------------------------------

- - - - - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark
One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1993

                                       OR
  [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                       For the Transition period from to

                           COMMISSION FILE NO. 1-5029

                   FOOTE, CONE & BELDINGCOMMUNICATIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               36-1088161
    (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

101 EAST ERIE STREET, CHICAGO, ILLINOIS                60611-2897
    (ADDRESS OF PRINCIPAL EXECUTIVE                    (ZIP CODE)
                OFFICES)

REGISTRANT'S TELEPHONE NUMBER: (312) 751-7000

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

          TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH
                                                       REGISTERED
        Common stock, par value                 New York Stock Exchange
         33 1/3 cents per share

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements in Part III of this Form 10-K or any amendment to this Form 10-
K. [X]

  The aggregate market value of Common Stock, 33 1/3 cents par value, held by non-affiliates of the Registrant, as of March 22, 1994 was $399,701,705.

  There were 11,637,157 shares of Registrant's 33 1/3 cents per share par value Common Stock outstanding as of March 22, 1994.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Annual Report to shareholders for the year ended December 31, 1993 are incorporated by reference into Parts I and II.

  Portions of the Registrant's Annual Proxy Statement for the year ended December 31, 1993 are incorporated by reference into Part III.

- - - - - --------------------------------------------------------------------------------
- - - - - --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS:

GENERAL

  Response to this item is incorporated by reference to the Registrant's Annual Report to shareholders for fiscal year ended December 31, 1993 on page 8.

REVENUES

  Response to this item is incorporated by reference to the Registrant's Annual Report to shareholders for fiscal year ended December 31, 1993 on page 8.

CLIENTS

  The Registrant and its subsidiaries (the Company) consider their relations with their clients to be satisfactory. Due to the nature of the business, however, any client could at some time in the future reduce its advertising budget, or transfer to another agency all or part of its advertising presently placed through the Company. Representation of a client does not necessarily mean that all advertising for such clients is handled by the Company exclusively. In many cases, the Company handles the advertising of only a portion of a client's products or services or only the advertising in particular geographic areas.

COMPETITION

  The advertising agency business is highly competitive, with agencies of all sizes competing primarily on the basis of quality of service to attract and retain clients and personnel. Advertisers are able to move from one agency to another with relative ease, in part because accounts are terminable on short notice, usually90-180 days. Competition for clients by large agencies is limited somewhat because many advertisers prefer not to be represented by an agency which handles competing products or services for other advertisers.

REGULATION

  Federal, state and local governments and governmental agencies in recent years have adopted statutes and regulations affecting the advertising activities of advertising agencies and their clients. For example, statutes and regulations have prohibited television advertising for certain products and have regulated the form and content of certain types of advertising for many consumer products. The Federal Trade Commission ("FTC") has also required proof of accuracy of advertising claims with respect to various products and, in its enforcement policies, is seeking to establish more stringent standards with respect to advertising practices. The FTC has the authority to investigate and to institute proceedings against advertisers and their advertising agencies for deceptive advertising. Proposals have also been made for the adoption of additional statutes and regulations which would further restrict the advertising activities of advertising agencies and their clients. The effect on the advertising business of future application of existing statutes or regulations, or the extent, nature or effect of future legislation or regulatory activity with respect to advertising, cannot be predicted.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

  Response to this item is incorporated by reference to the Registrant's Annual Report to shareholders for the fiscal year ended December 31, 1993 on page 21.

ITEM 2. PROPERTIES

  Virtually all of the Company's operations are conducted in leased premises. The Company's physical property consists primarily of leasehold improvements, furniture, fixtures and equipment. However, the Company does own office buildings in Puerto Rico and the Dominican Republic, neither of which are material to the Company's consolidated financial statements.

  Further information regarding the Company's leased premises, which it considers to be adequate for its current operations, is contained in note 12 of the Registrant's Annual Report to Shareholders (page 23).

ITEM 3. PENDING LEGAL PROCEEDINGS

  Response to this item is incorporated by reference to the Registrant's Annual Report to shareholders for the fiscal year ended December 31, 1993 note 5 on page 19.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not Applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK

  Response to this item is incorporated by reference to the Registrant's Annual Report to shareholders for the fiscal year ended December 31, 1993 on page 9.

ITEM 6. SELECTED FINANCIAL DATA

  Response to this item is incorporated by reference to the Registrant's Annual Report to shareholders for the fiscal year ended December 31, 1993 on page 11.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Response to this item is incorporated by reference to the Registrant's Annual Report to shareholders for the fiscal year ended December 31, 1993 on pages 10 and 11.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

  The following consolidated financial statements of the Registrant and its subsidiaries, included in the Registrant's Annual Report to shareholders for the fiscal year ended December 31, 1993 are incorporated by reference:

  Consolidated Balance Sheets--December 31, 1992 and 1993
  Consolidated Statements of Income--Years ended December 31, 1991, 1992 and
  1993
  Consolidated Statements of Stockholders' Equity--Years ended December 31, 1991, 1992 and 1993
  Consolidated Statements of Cash Flows--Years ended December 31, 1991, 1992 and 1993
  Notes to Consolidated Financial Statements--December 31, 1993
  Quarterly Financial Data--Years ended December 31, 1992 and 1993

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information with respect to the Directors of the Registrant is incorporated by reference to the Proxy Statement for the Annual Meeting of Stockholders filed with the Commission prior to April 1, 1994 pursuant to Regulation 14A. Information with respect to executive officers of the Registrant who are not also Directors or nominees to the Board of Directors is included below.

    JACK J. BOLAND (37)       --Executive Vice President,

                                North American Finance Director

    MARY A. CARRAGHER (34)    --Vice President,
                                General Counsel and Assistant Secretary

    MICHAEL S. DUFFEY (39)    --Vice President,
                                Treasurer and Assistant Secretary

                              --Vice President,
    DALE F. PERONA (48)         Controller and Secretary

  Mr. Duffey and Ms. Carragher joined the Company and became officers during 1992. Previous to that time, Mr. Duffey held various executive positions at Outboard Marine Corporation, and Ms. Carragher held various positions at Sidley & Austin.

  No officer of the Registrant is related to any other officer. All other officers have been officers of the Registrant or have held senior executive positions with the Company for the past five years, except as otherwise disclosed in Registrant's Proxy Statement.

ITEMS 11. EXECUTIVE COMPENSATION

  The Registrant has filed with the Commission, prior to April 1, 1994, a definitive proxy statement pursuant to Regulation 14A. Information required under this item with respect to Directors and Officers is incorporated by reference to said Proxy Statement.

ITEMS 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  (a) Persons or "groups" (as that term is used in Section 13(d)(3) of the Securities and Exchange Act of 1934) known by the Registrant to beneficially own more than five percent of any class of the Registrant's voting securities, included in the Proxy Statement for the Annual Meeting of Stockholders, is incorporated herein by reference.

  (b) Security ownership of management included in the Proxy Statement for the Annual Meeting of Stockholders is incorporated herein by reference.

  (c) There are no arrangements known to the Registrant the operation of which may at a subsequent date result in change in control of the Registrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  For information with respect to certain transactions with directors of the Registrant, see the Proxy Statement for the Annual Meeting of Stockholders which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                           PAGE
                                                                           ----
Item 14(a)--List of Financial Statements..................................    6
  Auditors' Report on Supplemental Notes..................................   21
Item 14(a)(1)--Supplemental Notes to Consolidated Financial Statements:
  A.Valuation Accounts....................................................   22
  B.Short-Term Borrowings.................................................   23
  C. Amounts Receivable From Related Parties and Underwriters, Promoters
     and Employees Other Than Related Parties.............................   24
Item 14(a)(2)--Schedules
  Are not submitted because they are not required or because the required information is included in the financial statements or notes thereto.
Item 14(a)(3)--Index of Exhibits
  The index of exhibits immediately precedes the exhibits filed with the
  Securities and Exchange Commission. That index indicates the page number in the sequential numbering system where each such exhibit can be found.
Item 14(b)--Reports on Form 8-K........................................... None

FORM 10-K--ITEM 14(A)

FOOTE, CONE & BELDING COMMUNICATIONS, INC. AND SUBSIDIARIES LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

  The following consolidated financial statements of Foote, Cone & Belding Communications, Inc. and Subsidiaries, and the Independent Public Accountant's Report covering these financial statements, appearing in the Registrant's Annual Report to shareholders on pages 12 through 26 for the year ended December 31, 1993, are incorporated by reference in Item 8:

  Consolidated Balance Sheets--December 31, 1992 and 1993

  Consolidated Statements of Income--Years ended December 31, 1991, 1992 and
  1993

  Consolidated Statements of Stockholders' Equity--Years ended December 31, 1991, 1992 and 1993

  Consolidated Statements of Cash Flows--Years ended December 31, 1991, 1992 and 1993

  Notes to Consolidated Financial Statements--December 31, 1993

  The following consolidated financial statements (numbered in accordance with Regulation S-X) of Publicis Communication (a 26% owned unconsolidated affiliate of the Registrant) and Subsidiaries, and Auditors' Report with respect thereto, are included in this Report.

  Consolidated Income Statements--Years ended December 31, 1992 and 1993, page 10 of this Report.

  Consolidated Balance Sheet--December 31, 1992 and 1993, page 9 of this
  Report.

  Consolidated Statement of Change in Financial Position--Year ended December 31, 1992 and 1993, pages 11 and 12 of this Report.

  Notes to the Consolidated Financial Statements--December 31, 1993, pages 13 through 18 of this Report.

  Auditors' Report, page 19 of this Report.

  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, or the information called for therein is included elsewhere in the financial statements or related notes thereto contained in or incorporated by reference into this Report. Accordingly, such schedules have been omitted.

  Publicis Communication owns 51% of Publicis.FCB BV. Accordingly, the consolidated financial statements of Publicis Communication and Subsidiaries include the results of operations and financial position of Publicis.FCB BV.

  These financial statements have been prepared and audited based upon accounting and auditing standards and practices acceptable for external reporting purposes in France. These practices and standards can vary from U.S. accounting practices. Following is a reconciliation, prepared by Registrant, of reported net income to net income which would be reported under U.S. generally accepted accounting principles (amounts in thousands).

                                                               1992     1993
                                                              -------  -------
   Net income as shown in financial statements (1)........... $26,430  $23,186
   Amortization of Goodwill (2)..............................  (2,577)  (2,703)
                                                              -------  -------
   Net income according to generally accepted accounting
    principles in the U.S.................................... $23,853  $20,483
                                                              =======  =======

- - - - - --------
Notes:
(1) Net income as reported was computed using the average exchange rates for the year.
(2) Goodwill is charged directly to retained earnings or income in the year it arises for French financial reporting purposes. The goodwill amortization expense adjustment was computed using forty years as the estimated useful life for each of the related goodwill components.

  All calculations have been made by Registrant based upon assumptions deemed appropriate by Registrant.

                             PUBLICIS COMMUNICATION

                             CONSOLIDATED FINANCIAL

                             STATEMENTS 31/12/1993

                             PUBLICIS COMMUNICATION

                                   31/12/1993

PAGE 9: Comparative Consolidated Balance Sheet

PAGE 10
      : Comparative Consolidated Income Statement

PAGES 11-12
      : Consolidated Statement of Change in Financial Statements.

PAGES 13-18
      : Notes to the Consolidated Financial Statements

                       PUBLICIS COMMUNICATION GROUP

                        CONSOLIDATED BALANCE SHEET

                      (IN THOUSANDS OF FRENCH FRANCS)

                         ASSETS                           31.12.1992  31.12.1993
                         ------                           ----------  ----------
Fixed Assets                                                901 155     897 999
                                                          ---------   ---------
Start-up costs (gross)...................................     1 490       1 008
Intangible assets (gross)................................   514 586     507 463
Tangible assets (gross)..................................   550 890     576 455
Depreciation and amortization on tangible and intangible
 assets..................................................  (314 805)   (364 146)
                                                          ---------   ---------
    Net Tangible and Intangible Assets...................   752 161     720 780
Investments (non conso. cos).............................     3 985       3 813
Investments (equity subs.)...............................   110 966     126 160
Interco loans............................................     8 697      24 099
Other financial assets...................................    27 394      26 066
Provision on financial assets............................    (2 048)     (2 919)
                                                          ---------   ---------
    Net Financial Assets.................................   148 994     177 219
                                                          ---------   ---------
Current Assets........................................... 4 258 504   3 624 053
                                                          ---------   ---------
Work in progress.........................................   148 577     125 338
Advance payments made....................................   162 676     168 468
Accounts receivable (net)................................ 2 673 899   1 794 928
Interco receivable.......................................    14 172      10 473
Other debtors............................................   580 386     889 525
Cash.....................................................   678 794     635 321
                                                          ---------   ---------
Other Current Assets.....................................    50 863      45 372
                                                          ---------   ---------
Prepaid expenses.........................................    47 819      39 065
Deferred charges.........................................     3 044       6 307
                                                          ---------   ---------
Exchange Differences.....................................       465         553
                                                          ---------   ---------
    Total Assets......................................... 5 210 987   4 567 977
                                                          =========   =========
                  LIABILITIES & EQUITY
                  --------------------
Total Equity............................................. 1 083 667     878 010
                                                          ---------   ---------
Equity (bef.net inc.), Group share.......................   599 330     369 647
Equity (bef.net inc.), Non-Group share...................   258 252     292 099
                                                          ---------   ---------
    Total Net Equity Bef.Net Income......................   857 582     661 746
Net income, Group Share..................................   138 889     131 659
Net income, Non-Group Share..............................    87 196      84 605
                                                          ---------   ---------
    Total Net Income.....................................   226 085     216 264
                                                          ---------   ---------
Provisions For Contingencies.............................   170 163     210 543
                                                          ---------   ---------
Liabilities.............................................. 3 905 227   3 409 291
                                                          ---------   ---------
Borrowings (not banks)...................................   141 463     301 569
Bank borrowings..........................................   523 439     382 226
                                                          ---------   ---------
    Borrowings...........................................   664 902     683 795
Advance payments from clients............................   285 619     172 547
Accounts payable......................................... 1 984 231   1 283 313
Interco payable..........................................    74 841      82 955
Other creditors..........................................   895 634   1 186 681
                                                          ---------   ---------
    Other Liabilities.................................... 3 240 325   2 725 496
                                                          ---------   ---------
Other Accruals...........................................    51 164      69 472
                                                          ---------   ---------
Exchange Differences.....................................       766         661
                                                          ---------   ---------
    Total Liabilities & Equity........................... 5 210 987   4 567 977
                                                          =========   =========

                          PUBLICIS COMMUNICATION GROUP

                         CONSOLIDATED INCOME STATEMENTS
                        (IN THOUSANDS OF FRENCH FRANCS)

                            YEAR         1992        YEAR         1993     VAR. %
                         -----------  ----------  -----------  ----------  ------
Billings................  17 397 665               15 838 009               -9.0%
Purchases............... (14 606 708)             (13 384 466)
                         -----------              -----------
    Revenues............               2 790 957                2 453 543  -12.1%
Salaries and Benefits...  (1 403 361)              (1 351 001)              -3.7%
Office and General
 Expenses...............    (870 877)                (682 202)             -21.7%
                         -----------              -----------
    Total Expenses......              (2 274 238)              (2 033 203) -10.6%
    Other Income........      10 843      10 843       17 502      17 502
    Operating Profit....                 527 562                  437 842  -17.0%
Depreciation............     (91 748)                 (88 999)
Provision doubtful
 debts..................     (25 242)                 (20 692)
Other provisions........     (20 527)                 (21 073)
Interest income
 (expense)..............      (6 090)                   9 991
                         -----------              -----------
    Profit Before Tax...                 383 955                  317 069  -17.4%
Exceptional costs.......     (12 718)                 (23 113)
Profit sharing--
 statutory..............     (16 496)                  (7 488)
Income Tax..............    (163 398)                (112 322)
Profit (Equity subs.)...      34 742                   42 118
                         -----------              -----------
    Net Income..........                 226 085                  216 264   -4.3%
                                      ----------               ----------
    Group Share.........                 138 889                  131 659   -5.2%
                                      ==========               ==========

                       PUBLICIS COMMUNICATION GROUP

          CONSOLIDATED STATEMENT OF CHANGE IN FINANCIAL POSITION

                        (US GAAP--IN THOUSAND FRF)

'000 FRF                                                        1992     1993
- - - - - --------                                                       -------  -------
SOURCE OF WORKING CAPITAL
NET INCOME.................................................... 226 085  216 264
Depreciation..................................................  91 748   88 999
                                                               -------  -------
  Sub-total................................................... 317 833  305 263
Equity earnings of affiliates................................. (34 742) (42 117)
Dividends received from affiliates............................  10 635    6 968
Loan..........................................................       0  130 610
Other borrowings..............................................       0   40 000
Exchange differences & others.................................  27 632  (11 147)
                                                               -------  -------
    Total Source.............................................. 321 358  429 577
                                                               -------  -------
APPLICATION OF WORKING CAPITAL
Paid out dividends............................................  62 341   55 113
Purchase of interest in affiliated companies..................       0        0
Investments...................................................  53 276  343 902
Increase in other fixed assets................................ 107 306   62 452
                                                               -------  -------
    Total Application......................................... 222 923  461 467
                                                               -------  -------
INCREASE (DECREASE) IN WORKING CAPITAL........................  98 435  (31 890)
                                                               =======  =======

                          PUBLICIS COMMUNICATION GROUP

             CONSOLIDATED STATEMENT OF CHANGE IN FINANCIAL POSITION
                           (US GAAP--IN THOUSAND FRF)

'000 FRF                                                       1992      1993
- - - - - --------                                                     --------  --------
INCREASE (DECREASE) IN CURRENT ASSETS
Cash........................................................   53 394   (43 473)
Accounts receivables (net)..................................   59 039  (878 971)
Expenditure billable to clients.............................  (29 338)  (23 239)
Other current assets........................................  (71 756)  305 829
                                                             --------  --------
    Sub-total...............................................   11 339  (639 854)
                                                             --------  --------
INCREASE (DECREASE) IN CURRENT LIABILITIES
Provision for contingencies.................................   (6 013)   40 380
Accounts payable............................................  (47 884) (700 918)
Bank borrowings............................................. (147 001) (141 213)
Loans and other borrowings..................................   25 262   (10 504)
Other current liabilities...................................   88 540   204 291
                                                             --------  --------
    Sub-total...............................................  (87 096) (607 964)
                                                             --------  --------
INCREASE (DECREASE) IN WORKING CAPITAL......................   98 435   (31 890)
                                                             ========  ========

                             PUBLICIS COMMUNICATION

        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF 31/12/1993.

I. CONSOLIDATED PRINCIPLES.

  PUBLICIS COMMUNICATION GROUP'S consolidated financial statements as at December 31, 1993 have been prepared in accordance with the French legislation and are in conformity with generally accepted international accounting principles.

  The consolidated financial statements include the accounts of the Company's wholly owned and majority owned domestic and international subsidiaries. The subsidiary companies with less than 50% ownership are consolidated on an equity basis.

  The company translates the financial statements of its international subsidiaries into French Francs using official exchange rates as of December 31.

II. SUMMARY OF MAJOR ACCOUNTING POLICIES.

 Companies Consolidated:

  No material changes are noted in the scope of the consolidation as compared to last year. The FCA! Group accounts will only be consolidated within Publicis Communication as at January 1st 1994.

 General:

  The accounting policies used as at December 31, 1993 are identical to those used in preparing the consolidated financial statements of the Publicis Group.

 Tangible and Intangible Assets:

  Tangible assets are valued at cost and the depreciation is calculated according to the most suitable method in order to take into account the economical criteria. Listed below are the methods most currently used within the Publicis Communication Group:

    Building                         : 20 years straightline
    Leasehold property and improvements
                                     : 10 years straightline
    Furniture and Equipment          : 5-10 years straightline
    Motor Vehicles                   : 4 years straightline

  Premiums paid to acquire marketable leasehold property and the cost of acquired goodwill are not amortized except in cases where the estimated market value is considered to be inferior to the acquisition cost. To comply with the regulation, goodwill generated through the legal reevaluation of 1976 have been fully written off against net equity 1993.

 Goodwill:

  The excess costs over the net book value of subsidiaries, after reallocating potential capital gains to the assets concerned, by their nature, are considered to be intangible assets, justified by elements such as: market shares, trade marks, clients' lists, brands . . .
Usually they are not amortized. However, each year, a careful examination is made to determine their market value. If their market value is inferior to their acquisition cost, a provision for depreciation is made.

  The excess costs referring to unidentified elements are amortized over a maximum period of 40 years.

  In any case, all goodwill of small value are immediately depreciated at 100%.

                             PUBLICIS COMMUNICATION

  As at December 31, 1993, considering the economic background (pooling of interest) of FCA! Group, the goodwill has been exceptionally written off against net equity.

 Work in Progress:

  Work in progress is valued at the lower of cost and net realisable value.

 Billings:

  Since March 31, 1993, the Sapin law has been changing the accounting principles applicable to Media Buying activities. In order to be able to show comparable Billings with last year and to be in line with the principles applied by our foreign competitors, our consolidated Media Revenues raised in France have been capitalised using the international multiple of 6,67.

 Retirement Indemnities:

 French Subsidiaries:

  Potential and probable retirement indemnities including social security charges appear either on the Balance Sheet or are shown in the Contingent Liabilities. The criteria for choosing the treatment is the age of the employees concerned.

  The yearly movements in the provision for the retirement indemnities shown on the Balance Sheet are accounted for in the expenses of the year.

 Foreign Subsidiaries:

  Retirement indemnities are accrued for in accordance with the laws and regulations specific to each country.

 Statutory Profit Sharing:

  The Statutory Profit Sharing related to the 1993 fiscal year and payable to the employees is accounted for on a consistent basis with last year.

 Income Tax:

  All actual and deferred Income Taxes payable are accounted for. Deferred Income Tax assets or potential fiscal credits are not recognised with the exception of a latent fiscal credit of 33 1/3% calculated on the provision for the French statutory profit sharing.

III. COMMENTS ON THE CONSOLIDATED ACCOUNTS.

 Foreign Subsidiaries' Contribution in Group Activities:

  Foreign subsidiaries account for 64% of the total billings and 62% of the total consolidated net income.

 Intangible Assets:

  In addition to lease rights and softwares, intangible assets include KF 21,379 of acquired goodwill and KF 468,409 related to the excess of cost over the underlying book value of subsidiaries.

                             PUBLICIS COMMUNICATION

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

  As of December 31, 1993 accumulated depreciation and amortization on Intangible Assets is KF 23,916 versus KF 24,666 as of December 31, 1992.

 Variation in Stockholders' Equity:

  The variation of the stockholders' equity between December 31, 1992 and December 31, 1993 is as follows: (in thousands of FF)

                                                              GROUP    MINORITY
                                                    TOTAL     SHARE     SHARE
                                                  ---------  --------  --------
                                                        THOUSANDS OF FF
Net Equity 31/12/92..............................   857 582   599 330  258 252
1992 Net Income..................................   226 085   138 889   87 196
                                                  ---------  --------  -------
Theoretical Equity 31/12/93 (before 1993 Net
 Income)......................................... 1 083 667   738 219  345 448
Movements in 1993 affecting the equity:
  Dividends distributed..........................   (49 497)  (29 700) (19 797)
  Exchange differences...........................    (3 888)    1 557   (5 445)
  Changes in cos consolidated and Others.........   (46 235)  (20 314) (25 921)
  Goodwill write-off (1).........................  (322 301) (320 115)  (2 186)
                                                  ---------  --------  -------
    Total Net equity 31/12/1993 (before 1993 Net
     Income).....................................   661 746   369 647  292 099
                                                  =========  ========  =======
- - - - - --------
(1) Legal goodwill...............................   (22 301)  (20 115)  (2 186)
FCA!'s goodwill..................................  (300 000) (300 000)       0

NET EQUITY OF THE GROUP

  The Net Equity of the Group is as follows: (in thousands of FF)

      Share Capital of the mother company............................... 135 000
      Reserves of the mother company (1)................................  36 169
      Consolidated reserves............................................. 198 478
                                                                         -------
      Group's Net Equity as of 31/12/1993............................... 369 647
                                                                         =======

- - - - - --------
(1) After a deduction of the excess of cost over the underlying book value of subsidiaries amounting to KF 569 961

CONSOLIDATED CASH FLOW

                                                              1992    1993    %
                                                             ------- ------- ---
                                                              (IN THOUSANDS OF
                                                                     FF)
      Consolidated Net Income............................... 226 085 216 264
      Provision for depreciation............................  91 748  88 999
                                                             ------- -------
      Cash Flow............................................. 317 833 305 263  -4%
                                                             ======= =======
      of which : Group Share................................ 187 115 181 464  -3%
                                                             ======= =======

CONTINGENT LIABILITIES

                                                                       GIVEN
                                                                   -------------
                                                                   (IN THOUSANDS
                                                                      OF FF)
      Discounted bills not yet matured............................     2 291
      Guarantees..................................................     5 413
      Pension rights (retirement indemnities).....................     3 751
      Hirer purchase or other lease agreements....................     9 372
      Others......................................................     2 224
                                                                      ------
          Total...................................................    23 051
                                                                      ======

              PRINCIPALES SOCIETES CONSOLIDEES AU 31 DECEMBRE 1993

A/ SOCIETES CONSOLIDEES PAR INTEGRATION GLOBALE

NOM DES SOCIETES         % CONTROLE ACTIVITE        PAYS            VILLES
- - - - - ----------------         ---------- --------        ----            ------
1--AGENCES DE PUBLICITE

PUBLICIS COMMUNICATION     100.00   Financiere      France          Paris
PUBLICIS CONSEIL........   100.00   Publicite       France          Paris, Bordeaux, Tours
 Optimedia..............   100.00   Achat d'espaces France          Paris
 Mundoprint.............   100.00   Publicite       France          Paris
 Sigraph................    98.00   Publicite       France          Paris
 Interplans Edition.....   100.00   Publicite       France          Paris
 Media-System...........    94.69   Publicite       France          Paris
    Media-Finance.......    72.00   Publicite       France          Paris
    Media-System Est....    50.00   Publicite       France          Strasbourg
    Media-System U.K.
     Ltd................   100.00   Publicite       Grande Bretagne Londres
    Jonction............    80.00   Publicite       France          Paris
  Success/B.M.Z.........   100.00   Publicite       France          Paris
  Loeb et associes......    55.00   Publicite       France          Paris
  Publicis Hourra.......    80.78   Publicite       France          Lille
    Epure...............    89.94   Publicite       France          Lille
  Publicis Edico........    80.98   Publicite       France          Lyon, Clermont-Ferrand
  Publicis Mediterranee.    89.89   Publicite       France          Marseille, Nice
  Publicis Soleil.......    50.25   Publicite       France          Toulouse, Montpellier
  Publicis Grand Angle..    76.94   Publicite       France          Brest, Nantes, Rennes
    Positif.............    99.80   Publicite       France          Brest
  Publicis Grand Est....    82.43   Publicite       France          Nancy, Dijon, Strasbourg
  Publicis Qualigraphie.    83.00   Publicite       France          Rouen, Caen
  C.L.V.................   100.00   Publicite       France          Paris
  Idees Dialogue
   Conseil..............    90.00   Publicite       France          Paris
  Procis................    78.88   Publicite       France          Paris
  Publicis Direct.......    65.50   Publicite       France          Paris
  TV Mission............    76.00   Publicite       France          Paris
  Intelligences.........   100.00   Publicite       France          Paris
  ID3D..................    69.88   Publicite       France          Paris
  Extension.............   100.00   Publicite       France          Paris
  Publicis Atlantique...    83.40   Publicite       France          Bordeaux
  Publicis Consultants..   100.00   Publicite       France          Paris
PUBLICIS NEW-YORK Inc...   100.00   Publicite       Etats-Unis      New-York
PUBLICIS FBC EUROPE.....    51.00   Financiere      Pays-Bas        Amsterdam, Paris
  Publicis FCB Wien.....   100.00   Publicite       Autriche        Vienne
  Publicis FCB Belgique.   100.00   Publicite       Belgique        Bruxelles
  Publicis FCB Direct
   Belgium..............   100.00   Publicite       Belgique        Bruxelles
    Full Option.........    51.00   Publicite       Belgique        Bruxelles
      Cre-Action........    51.00   Publicite       Belgique        Bruxelles
  LVH/B.M.Z.............    84.00   Publicite       Belgique        Bruxelles
  Publicis FCB Denmark..   100.00   Publicite       Danemark        Copenhague

NOM DES SOCIETES         % CONTROLE ACTIVITE        PAYS      VILLES
- - - - - ----------------         ---------- --------        ----      ------
  Torma.................    45.03   Publicite       Finlande  Helsinki
    Studio Torma........   100.00   Publicite       Finlande  Helsinki
  FCB Paris.............   100.00   Publicite       France    Paris
    Axe Publicite.......   100.00   Publicite       France    Paris
    Empir Media.........   100.00   Achat d'espaces France    Paris
    Empir...............   100.00   Publicite       France    Paris
    Kenya...............    51.00   Publicite       France    Paris
  Publicis FCB Poland...    78.00   Publicite       Pologne   Varsovie
  Farner Publicis FCB...    90.00   Publicite       Suisse    Zurich
  B.E.P. Publicis FCB...   100.00   Publicite       Suisse    Lausanne
  Publicis FCB
   Communication
   Germany..............   100.00   Financiere      Allemagne Francfort
    BMZ.................    49.00   Financiere      Allemagne Dusseldorf
    FCB Direct..........   100.00   Publicite       Allemagne Hambourg
    FCB Hambourg........    89.00   Publicite       Allemagne Hambourg
    Promofrance.........   100.00   Publicite       Allemagne Francfort
    Publicis Vicom......   100.00   Publicite       Allemagne Francfort
    Publicis M.C. & D.
     Werbeagentur.......    50.00   Publicite       Allemagne Erlangen, Munich
    Publicis M.C. & D.
     Messeagentur.......    50.00   Publicite       Allemagne Erlangen, Munich
    More Media..........    90.00   Achat d'espaces Allemagne Dusseldorf
    Optimedia Germany...   100.00   Achat d'espaces Allemagne Dusseldorf
    Publicis FCB
     Frankfurt..........   100.00   Publicite       Allemagne Francfort
      ADF Studio........   100.00   Publicite       Allemagne Francfort
  Publicis FCB
   Communications
   Italia...............   100.00   Financiere      Italie    Milan
    Publicis FCB MAC....    95.00   Publicite       Italie    Milan, Rome
    BMZ/ITALIA..........   100.00   Publicite       Italie    Milan
      BMZ Roma..........   100.00   Publicite       Italie    Rome
    Type Service........    85.00   Publicite       Italie    Milan
    Optimedia...........   100.00   Achat d'espaces Italie    Milan
      Highmedia.........    70.00   Achat d'espaces Italie    Milan
    Solaris.............    79.00   Publicite       Italie    Milan
  Overad................   100.00   Financiere      Pays-Bas  Amsterdam
    Publicis/FCB Prad...   100.00   Publicite       Pays-Bas  Amsterdam
    Publicis/FCB Prad...   100.00   Publicite       Pays-Bas  Eindhoven
    HVR/B.M.Z...........   100.00   Publicite       Pays-Bas  La Haye
    Overad Property.....   100.00   Financiere      Pays-Bas  Amsterdam
    Kern Habbema & Yap..    53.00   Publicite       Pays-Bas  Amsterdam
    Mundocom A.A.C......   100.00   Publicite       Pays-Bas  Amsterdam, Eindhoven
  Publicis FCB Norway...    50.02   Publicite       Norvege   Oslo
    Sponsor Marketing...    65.00   Publicite       Norvege   Oslo
    Strategic Marketing.    91.00   Publicite       Norvege   Oslo
    FCB AS..............    91.00   Publicite       Norvege   Oslo
    Publicis FCB Direct
     Norway.............    91.00   Publicite       Norvege   Oslo
    Basic...............    91.00   Publicite       Norvege   Oslo
    Park Norway.........    91.00   Publicite       Norvege   Oslo
    Rodstern Werner
     Film...............   100.00   Publicite       Norvege   Oslo
  Publicis Ciesa........    90.00   Publicite       Portugal  Lisbonne

NOM DES SOCIETES          % CONTROLE ACTIVITE        PAYS            VILLES
- - - - - ----------------          ---------- --------        ----            ------
  Comunicar.............     90.00   Publicite       Portugal        Lisbonne
  FCB Lisboa............     83.00   Publicite       Portugal        Lisbonne
    Park Lisboa.........     68.00   Publicite       Portugal        Lisbonne
  Optimedia Portugal....     93.00   Achat d'espaces Portugal        Lisbonne
  Arge..................    100.00   Publicite       Espagne         Madrid, Barcelone
  Publicis FCB Madrid...    100.00   Publicite       Espagne         Madrid
  Optimedia Spain.......     98.00   Achat d'espaces Espagne         Madrid
  Belconexion...........    100.00   Publicite       Espagne         Madrid
  MMS...................    100.00   Financiere      Grande Bretagne Londres
    Publicis Ltd........    100.00   Publicite       Grande Bretagne Londres
    Optimedia
     International......    100.00   Achat d'espaces Grande Bretagne Londres
    FCB. TCB............    100.00   Publicite       Grande Bretagne Londres
    FCB Impact..........    100.00   Publicite       Grande Bretagne Londres
    Mundocom............    100.00   Publicite       Grande Bretagne Londres
COMPAGNIE FINANCIERE
 INTERPLANS.............     99.94   Financiere      France          Paris
  Idemedia..............     89.93   Achat d'espaces France          Paris
    Credome.............     99.95   Etudes medias   France          Paris
B/SOCIETES CONSOLIDEES
 PAR MISE EN EQUIVALENCE
  FCB Communications....     20.00   Publicite       Etats-Unis      Chicago
  Media Center..........     25.00   Publicite       Pays-Bas        Amsterdam
  Gnomi FCB.............     40.00   Publicite       Grece           Athenes

                             CABINET ROBERT MAZARS

  We have examined the consolidated balance sheet of PUBLICIS COMMUNICATION and Subsidiaries as of December 31, 1993 and the related consolidated statements of income, stockholders' equity and changes in financial position for the year in the period ended December 31, 1993. These statements present a net equity (group share) of 369,647,000 FF and a net income (group share) of 131,659,000 FF. Our examination was made in accordance with generally accepted auditing standards and, accordingly, include such test of the accounting records and other auditing procedures that we considered necessary in the circumstances.

  In our opinion, the financial statements referred to above present fairly the financial position of PUBLICIS COMMUNICATION and Subsidiaries as of December 31, 1993, and the result of their operations and the changes in their financial position for the year in the period ended December 31, 1993, in conformity with generally accepted accounting principles applied on a consistent basis.

                             Paris, 16th March 1994

           Frederic ALLILAIRE                        Jose MARETTE

                      (This page left blank intentionally)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                             ON SUPPLEMENTAL NOTES

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Foote, Cone & Belding Communications, Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 15, 1994 (except with respect to the matter discussed in Note 10, as to which the date is March 16, 1994). Our report on the consolidated financial statements includes an explanatory paragraph with respect to the change in the method of accounting for income taxes, effective January 1, 1992, as discussed in Note 1 to the consolidated financial statements, and the change in the method of accounting for post-retirement benefits other than pensions, effective January 1, 1993, as discussed in Note 4 to the consolidated financial statements. Our audits were made for the purpose of forming an opinion on those financial statements taken as a whole. Supplemental Notes A through C are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. The Supplemental Notes have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          Arthur Andersen & Co.

Chicago, Illinois,
February 15, 1994.

FORM 10-K -- ITEM 14(A)(1)

                           NOTE A--VALUATION ACCOUNTS

             FOR THE YEARS ENDED DECEMBER 31, 1991, 1992, AND 1993

                                                                           ADJUSTMENTS
                                       AMOUNT     ADDITIONS                    AND
                         BALANCE AT  CHARGED TO   CHARGED TO                RECLASSI-   BALANCE
                         BEGINNING  SHAREHOLDERS' COSTS AND                 FICATIONS    AT END
     CLASSIFICATION      OF PERIOD     EQUITY      EXPENSES  (DEDUCTIONS)      (1)     OF PERIOD
     --------------      ---------- ------------- ---------- ------------  ----------- ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS--
 CURRENT
Year Ended December 31,
 1991................... $2,318,623  $       --   $4,321,098 $  (592,397)   $(119,463) $5,927,861
                         ==========  ===========  ========== ===========    =========  ==========
Year Ended December 31,
 1992................... $5,927,861  $       --   $  602,628 $  (767,728)   $ (58,670) $5,704,091
                         ==========  ===========  ========== ===========    =========  ==========
Year Ended December 31,
 1993................... $5,704,091  $       --   $1,106,509 $(1,118,919)   $  68,589  $5,760,270
                         ==========  ===========  ========== ===========    =========  ==========
RESERVE FOR UNREALIZED LOSS ON SHANDWICK
 INVESTMENT--NON-CURRENT
Year Ended December 31,
 1991................... $      --   $ 4,813,000  $      --  $       --     $     --   $4,813,000
                         ==========  ===========  ========== ===========    =========  ==========
Year Ended December 31,
 1992................... $4,813,000  $(4,813,000) $      --  $       --     $     --   $      --
                         ==========  ===========  ========== ===========    =========  ==========

- - - - - --------
NOTES:
(1) Account consists of currency translation adjustment and adjustments made as a result of subsidiaries acquired and sold during the year.

                         NOTE B--SHORT-TERM BORROWINGS

             FOR THE YEARS ENDED DECEMBER 31, 1991, 1992, AND 1993

                                                MAXIMUM     AVERAGE     WEIGHTED
                                     WEIGHTED   AMOUNT      AMOUNT       AVERAGE
                         BALANCE AT  AVERAGE  OUTSTANDING OUTSTANDING INTEREST RATE
                           END OF    INTEREST DURING THE  DURING THE   DURING THE
        CATEGORY           PERIOD      RATE     PERIOD    PERIOD (1)   PERIOD (2)
        --------         ----------- -------- ----------- ----------- -------------
SHORT-TERM BANK
 BORROWINGS
Year ended December 31,
 1991................... $11,700,000   6.3%   $70,135,000 $50,144,000     7.1%
Year ended December 31,
 1992................... $ 5,554,045   7.3%   $53,167,000 $23,098,000     5.2%
Year ended December 31,
 1993................... $ 5,070,380   6.1%   $21,428,000 $ 9,836,000     4.2%

- - - - - --------
NOTES:
(1) The average amount outstanding during the period was computed by dividing the total of month-end outstanding principal balances by 12.
(2) The weighted average interest rate during the period was computed by dividing the actual interest expense by average short-term debt outstanding.

NOTE C--AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS AND
                      EMPLOYEES OTHER THAN RELATED PARTIES

                          BALANCE                                   BALANCE AT END OF
                            AT                                            PERIOD
                         BEGINNING            AMOUNTS    AMOUNTS   --------------------
NAME OF DEBTOR           OF PERIOD ADDITIONS COLLECTED WRITTEN OFF CURRENT  NON-CURRENT
- - - - - --------------           --------- --------- --------- ----------- -------- -----------
YEAR ENDED DECEMBER 31,
 1991:
Craig R. Wiggins (1).... $600,000  $    --     $--      $    --    $600,000  $    --
                         ========  ========    ====     ========   ========  ========
YEAR ENDED DECEMBER 31,
 1992:
Craig R. Wiggins (1).... $600,000  $    --     $--      $    --    $600,000  $    --
                         ========  ========    ====     ========   ========  ========
YEAR ENDED DECEMBER 31,
 1993:
Craig R. Wiggins (1).... $600,000  $    --     $--      $    --    $600,000  $    --
                         ========  ========    ====     ========   ========  ========

- - - - - --------
(1) Note (represents relocation loan) due on demand.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934 AND TO THE POWER OF ATTORNEY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS (CONSTITUTING, AMONG OTHERS, A MAJORITY OF THE MEMBERS OF THE BOARD OF DIRECTORS OF THE REGISTRANT) ON BEHALF OF THE REGISTRANT.



                 SIGNATURE                                    POSITION
                 ---------                                    --------
             John B. Balousek
                                             President and Chief Operating Officer
                                             Director
             Gregory W. Blaine
                                             Executive Vice President
                                             Director
               Laurel Cutler
                                             Director
               Maurice Levy
                                             Director
              Newton N. Minow
                                             Director
            William A. Schreyer
                                             Director
              Louis E. Scott
                                             Director
            Stephen T. Vehslage
                                             Director
             Craig R. Wiggins
                                             Director

                                             /s/ Bruce Mason
                                          By: _________________________________
                                             Bruce Mason
                                             as Attorney-in-Fact

                                             /s/ Terry M. Ashwill
                                          By: _________________________________
                                             Terry M. Ashwill
                                             as Attorney-in-Fact
Date: March 29, 1994

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Date: March 29, 1994

                                          Foote, Cone & Belding
                                           Communications, Inc.

                                             /s/ Bruce Mason
                                          By: _________________________________
                                             Bruce Mason
                                             Chairman of the Board of
                                             Directors and Chief Executive
                                             Officer (Principal Executive
                                             Officer)

                                             /s/ Terry M. Ashwill
                                          By: _________________________________
                                             Terry M. Ashwill
                                             Executive Vice President, Chief
                                             Financial Officer and Director

FORM 10-K--ITEM 14(a)(3)


                               INDEX OF EXHIBITS



EXHIBIT NO.                      DESCRIPTION                       Page
- - - - - -----------                      -----------                       ----

    3(i)      Amended Certificate of Incorporation.                28-35

   11         Summary of Calculations of Earnings Per Share.        36

   13         Portions of the Company's 1993 Annual Report to
              Shareholders Incorporated by Reference to this
              Form 10-K.                                           37-55

   21         Parent and Significant Subsidiaries of Registrant.    56

   23         Consent of Independent Public Accountants             57

   24         Power of Attorney                                     58