Form 10-Q
period 1994-03-31
FOOTE CONE & BELDING COMMUNICATIONS INC
filed 1994-05-13
CIK 37931

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934


For the quarter ended March 31, 1994           Commission file no. 1-5029


                  FOOTE, CONE & BELDING COMMUNICATIONS, INC.
            (Exact name of Registrant as specified in its charter)



         DELAWARE                                     36-1088161
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation of organization)                   Identification No.)

101 EAST ERIE STREET, CHICAGO, ILLINOIS                  60611
(Address of principal executive offices)              (Zip Code)


Registrant's Telephone Number:                      (312) 751-7000



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                 Yes   X    No
                                                     -----     -----



There were 11,673,749 shares of the Registrant's 33 1/3 cents per share par value Common Stock outstanding as of May 12, 1994.

              FOOTE, CONE & BELDING COMMUNICATIONS, INC.
                                 INDEX

                                                                  PAGE
                                                                 NUMBER
                                                                 ------

PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements and Exhibits

          Consolidated Statements of Income for the
            Three Months Ended March 31, 1993 and 1994             3

          Consolidated Balance Sheets as of March 31, 1993,
            December 31, 1993, and March 31, 1994                  4

          Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 1993 and 1994             5

          Notes to Consolidated Condensed Financial
            Statements                                             6

 Item 2. Management's Discussion and Analysis of Financial
           Condition and Operating Results                         7


PART II.  OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security Holders      8

  Item 6. Exhibits and Reports on Form 8-K                         8

          FOOTE, CONE & BELDING COMMUNICATIONS, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                         Three months ended March 31
                                              1993       1994
                                            ---------  ---------
Revenues                                     $79,177    $88,362
                                             -------    -------

Costs and Expenses:
  Salaries and employee benefits             $48,443    $55,155
  Office and general expenses                 26,105     27,912
  Other (income) expense                         949      1,225
                                             -------    -------
    Total Costs and Expenses                 $75,497    $84,292
                                             -------    -------

Income Before Provision for Taxes on
  Income                                     $ 3,680    $ 4,070

Provision for Federal, Foreign & State
  Income Taxes                                 1,841      1,872
                                             -------    -------
                                             $ 1,839    $ 2,198

Minority Interest Credit (Expense)               (47)       (73)
Equity in Earnings (Losses) of Affiliated
  Companies                                     (288)      (253)
                                             -------    -------
Net Income                                   $ 1,504    $ 1,872
                                             =======    =======

Net Income Per Share                         $   .14    $   .17
                                             =======    =======

Average Number of Common and Common
  Equivalent Shares Outstanding               11,140     11,339
                                             =======    =======

The accompanying notes are an integral part of these statements.

          FOOTE CONE & BELDING COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                            Mar. 31    Dec. 31      Mar. 31
                                              1993       1993         1994
                                           --------    --------    --------
ASSETS:
- - -------
  Cash and short-term investments          $ 23,506    $ 65,247    $ 18,946
  Accounts receivable, net                  252,964     257,133     294,200
  Expenditures billable to clients           30,126      18,970      23,969
  Other current assets                       13,524      13,339      18,939
                                           --------    --------    --------
    Total current assets                   $320,120    $354,689    $356,054

  Property and equipment, net                53,958      46,189      44,686
  Goodwill                                   39,157      50,004      49,319
  Investment in affiliated companies        162,011     171,740     171,504
  Other noncurrent assets                    12,877      15,265      14,454
                                           --------    --------    --------
    Total assets                           $588,123    $637,887    $636,017
                                           ========    ========    ========


LIABILITIES AND STOCKHOLDERS' EQUITY:
- - -------------------------------------
  Accounts payable and accruals            $303,630    $333,301    $313,815
  Short-term bank borrowings                  6,206       5,070      24,529
  Current portion of long-term debt           4,141         888         807
  Liability for taxes on income               2,757       1,685       2,674
                                           --------    --------    --------
    Total current liabilities              $316,734    $340,944    $341,825
                                           --------    --------    --------

  Deferred taxes                           $  2,751    $  5,268    $  5,268
                                           --------    --------    --------
  Long-term debt                           $ 31,232    $ 35,367    $ 35,293
                                           --------    --------    --------
  Accrued future compensation exp.         $ 26,813    $ 29,714    $ 29,547
                                           --------    --------    --------
  Other noncurrent liabilities             $ 27,577    $ 26,564    $ 25,141
                                           --------    --------    --------

  Common stock                             $  3,872    $  3,884    $  3,896
  Paid-in capital                           117,329     118,525     119,393
  Retained earnings                          69,961      83,729      82,110
  Less-Treasury stock                          (560)     (1,021)     (1,025)
  Less-Deferred compensation                 (3,305)         --           0
  Cumulative translation adjustment          (4,281)     (5,087)     (5,431)
                                           --------    --------    --------
    Total stockholders' equity             $183,016    $200,030    $198,943
                                           --------    --------    --------
    Total liabilities and
      stockholders' equity                 $588,123    $637,887    $636,017
                                           ========    ========    ========

The accompanying notes are an integral part of these balance sheets.

          FOOTE, CONE & BELDING COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                                   Three months ended Mar. 31
                                                        1993       1994
                                                      ---------  ---------
Cash Flows From Operating Activities:
- - -------------------------------------
  Net income                                          $  1,504   $  1,872
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation and amortization                          3,479      3,626
  Deferred compensation expense                         (2,675)       (53)
  Equity earnings of affiliates, net of dividends
   received                                              1,253        253
  Accounts receivable                                  (15,411)   (37,067)
  Accounts payable and accruals                          1,170    (18,497)
  Billable expenditures and other current assets        (5,932)   (10,599)
  Other                                                    252       (605)
                                                      --------   --------
                                                      $(16,360)  $(61,070)
                                                      --------   --------

Cash Provided By (Used For) Financing Activities:
- - -------------------------------------------------
  Short-term investments and marketable securities    $  9,227   $ 36,059
  Additions to long-term debt                               43         45
  Payments of long-term debt                              (105)      (342)
  Cash dividends paid                                   (3,453)    (3,491)
  Common stock issuances                                 1,176        876
  Short-term borrowings                                    652     19,459
                                                      --------   --------
                                                      $  7,540   $ 52,606
                                                      --------   --------

Cash Provided By (Used For) Investment Activities:
- - --------------------------------------------------
  Purchase of subsidiaries                            $    (12)  $   (381)
  Purchase of interest in affiliated companies            (523)        --
  Capital expenditures                                  (2,896)    (1,397)
                                                      --------   --------
                                                      $ (3,431)  $ (1,778)
                                                      --------   --------
Increase (Decrease) In Cash                           $(12,251)  $(10,242)
Balance at beginning of period                          24,897     26,111
                                                      --------   --------
Balance at end of period                              $ 12,646   $ 15,869
                                                      ========   ========

The accompanying notes are an integral part of these statements.

          FOOTE, CONE & BELDING COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1993 AND 1994
                                  (UNAUDITED)



  (1) The condensed financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and include all adjustments (which comprise only normal recurring items) which the Company considers necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

      Revenues and net income for the first three months of the year should not be considered reliable indicators of revenues or net income for the entire year.

  (2) The number of shares outstanding reflects the potential dilution of shares expected to be earned through profit performance contracts and outstanding stock options. Per share income amounts are not materially different on a fully diluted basis.

          FOOTE, CONE & BELDING COMMUNICATIONS, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Net income for the first quarter totaled $1,872,000 or $.17 per share, up 24.5% over 1993 first quarter net income of $1,504,000 or $.14 per share.

Revenues increased 11.6% to $88,362,000 in 1994 from $79,177,000 in 1993.  North
American revenues increased 5.9% to $73,719,000 in 1994 while international revenues increased 52.6% to $14,643,000. Excluding the impacts of acquisitions and the 1993 divestiture of Krupp/Taylor USA, North American and international revenues increased 7.2% and 7.4%, respectively.

Salaries, employee benefits, and office and general expenses increased 11.4% to $83,067,000 in 1994. The Company's ongoing cost containment program is the primary reason that the rate of increase in these categories of expenses is less than the growth rate for revenues. The increase in other expense is primarily due to higher currency losses recognized in 1994 on the positive operating results of FCB operations in Brazil. During the first quarter of 1994, the Company adopted the provisions of Statement of Accounting Standards No. 112 (SFAS No. 112), "Employers' Accounting for Postemployment Benefits". The impact of the adoption of SFAS No. 112 was immaterial to the Company's results of operations and financial condition because it offers limited related benefits.

The effective tax rate for 1994 is 46% compared to 50% in 1993. The decrease results primarily from a shift in the mix of worldwide earnings to countries having lower effective tax rates.

Equity income, which consists primarily of FCB's share of European operations was a loss of $253,000 in 1994 compared to a loss of $288,000 in 1993. Historically, the results of operations in Europe tend to be very cyclical, with the first quarter of the year being the weakest.


LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

As more fully explained below, the decline in "Cash and short-term investments" and increases in "Accounts receivable, net", "Expenditures billable to clients", and "Short-term bank borrowings" from the beginning of the year reflect the cyclical nature of the advertising business and are inter-related.

The increase in "Expenditures billable to clients" is due to the production of client commercials which will be shown during the summer months. The costs related to these commercials are billed to clients during the second quarter when the commercials are completed. Commercial production activity in the last month of the year is typically low.

The increase in "Accounts receivable, net" is due, in part, to a slowing of collections which also is typical of the middle portion of the calendar year, and because media billings for the month of March 1994 were higher than those of December 1993.

The decrease in "Cash and short-term investments" and the increase in "Short-term bank borrowings" reflect the higher level of commercial production activity, as well as the slowing of accounts receivable collections during the middle parts of the year.



                     PART II.  OTHER INFORMATION



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits - None

         (b) Reports on Form 8-K - None

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            FOOTE, CONE & BELDING COMMUNICATIONS, INC.
                                            (Registrant)


                            /s/ John J. Rezich
                            ------------------------------------------
                                            (Signature)

                            John J. Rezich
                            Director, Financial Accounting and
                               Reporting and Chief Accounting Officer



Date: May 12, 1994