Form 10-Q
period 1994-06-30
FOOTE CONE & BELDING COMMUNICATIONS INC
filed 1994-08-12
CIK 37931

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-Q

             Quarterly Report Under Section 13 or 15(d) of
                  The Securities Exchange Act of 1934


For the quarter ended June 30, 1994          Commission file no. 1-5029


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

                                                 Yes  X    No
                                                     ----     ----



There were 11,718,148 shares of the Registrant's 33 1/3 cents per share par value Common Stock outstanding as of August 11, 1994.

              FOOTE, CONE & BELDING COMMUNICATIONS, INC.
                                 INDEX

                                                                 PAGE
                                                                NUMBER
                                                                ------

PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements and Exhibits

          Consolidated Statements of Income for the
            Three Months Ended June 30, 1993 and 1994               3

          Consolidated Statements of Income for the
            Six Months Ended June 30, 1993 and 1994                 4

          Consolidated Balance Sheets as of June 30, 1993,
            December 31, 1993, and June 30, 1994                    5

          Consolidated Statements of Cash Flows for the
            Six Months Ended June 30, 1993 and 1994                 6

          Notes to Consolidated Condensed Financial
            Statements                                              7

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Operating Results                         8


PART II.  OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security Holders      10

  Item 6. Exhibits and Reports on Form 8-K                         11

          FOOTE, CONE & BELDING COMMUNICATIONS, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                              Three months ended June 30
                                                 1993            1994
                                               -------         --------
Revenues                                       $93,739         $102,078
                                               -------         --------

Costs and Expenses:
  Salaries and employee benefits               $54,813         $ 62,682
  Office and general expenses                   28,118           28,370
  Direct marketing cost of goods sold            3,483               --
  Other (income) expense                         1,001            1,275
                                               -------         --------
    Total Costs and Expenses                   $87,415         $ 92,327
                                               -------         --------

Income Before Provision for Taxes on Income    $ 6,324         $  9,751


Provision for Federal, Foreign & State
  Income Taxes                                   2,748            4,485
                                               -------         --------
                                               $ 3,576         $  5,266

Minority Interest Credit (Expense)                (120)             184
Equity in Earnings (Losses) of Affiliated
  Companies                                      5,443            5,009
                                               -------         --------
Net Income                                     $ 8,899         $ 10,459
                                               =======         ========

Net Income Per Share                           $   .80         $    .92
                                               =======         ========

Average Number of Common and Common
  Equivalent Shares Outstanding                 11,192           11,368
                                               =======         ========

The accompanying notes are an integral part of these statements.

          FOOTE, CONE & BELDING COMMUNICATIONS, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                               Six months ended June 30
                                                  1993          1994
                                                ---------     --------
Revenues                                        $172,916      $190,440
                                                --------      --------

Costs and Expenses:
   Salaries and employee benefits               $103,256      $117,837
   Office and general expenses                    51,954        56,282
   Direct marketing cost of goods sold             5,752            --
   Other (income) expense                          1,950         2,500
                                                --------      --------
     Total Costs and Expenses                   $162,912      $176,619
                                                --------      --------

Income Before Provision for Taxes on Income     $ 10,004      $ 13,821


Provision for Federal, Foreign & State
   Income Taxes                                    4,589         6,357
                                                --------      --------
                                                $  5,415      $  7,464

Minority Interest Credit (Expense)                  (167)          111
Equity in Earnings (Losses) of Affiliated
   Companies                                       5,155         4,756
                                                --------      --------
Net Income                                      $ 10,403      $ 12,331
                                                ========      ========

Net Income Per Share                            $    .93      $   1.09
                                                ========      ========

Average Number of Common and Common
   Equivalent Shares Outstanding                  11,160        11,362
                                                ========      ========

The accompanying notes are an integral part of these statements.

          FOOTE CONE & BELDING COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)



                                          June 30    Dec. 31    June 30
                                           1993       1993       1994
                                         ---------  ---------  ---------

ASSETS:
- - -------
 Cash and short-term investments         $ 44,766   $ 65,247   $ 71,070
 Accounts receivable, net                 279,615    257,133    307,596
 Expenditures billable to clients          30,918     18,970     21,401
 Other current assets                      11,650     13,339     18,859
                                         --------   --------   --------
  Total current assets                   $366,949   $354,689   $418,926

 Property and equipment, net               52,809     46,189     45,542
 Goodwill                                  47,603     50,004     51,148
 Investment in affiliated companies       167,479    171,740    175,674
 Other noncurrent assets                   14,794     15,265     12,376
                                         --------   --------   --------
  Total assets                           $649,634   $637,887   $703,666
                                         ========   ========   ========


LIABILITIES AND STOCKHOLDERS' EQUITY:
- - -------------------------------------
 Accounts payable and accruals           $353,201   $333,301   $388,465
 Short-term bank borrowings                 7,405      5,070     34,757
 Current portion of long-term debt          1,780        888        700
 Liability for taxes on income                220      1,685      4,401
                                         --------   --------   --------
  Total current liabilities              $362,606   $340,944   $428,323
                                         --------   --------   --------

 Deferred taxes                          $  2,751   $  5,268   $  5,268
                                         --------   --------   --------
 Long-term debt                          $ 36,238   $ 35,367   $ 10,489
                                         --------   --------   --------
 Accrued future compensation exp.        $ 26,582   $ 29,714   $ 28,468
                                         --------   --------   --------
 Other noncurrent liabilities            $ 31,348   $ 26,564   $ 22,620
                                         --------   --------   --------

 Common stock                            $  3,878   $  3,884   $  3,908
 Paid-in capital                          117,770    118,525    121,456
 Retained earnings                         75,371     83,729     89,061
 Less-Treasury stock                         (922)    (1,021)      (692)
 Less-Deferred compensation                  (904)        --         --
 Cumulative translation adjustment         (5,084)    (5,087)    (5,235)
                                         --------   --------   --------
  Total stockholders' equity             $190,109   $200,030   $208,498
                                         --------   --------   --------
  Total liabilities and
   stockholders' equity                  $649,634   $637,887   $703,666
                                         ========   ========   ========

The accompanying notes are an integral part of these balance sheets.

          FOOTE, CONE & BELDING COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)


                                                        Six months ended June 30
                                                            1993       1994
                                                          --------   --------
Cash Flows From Operating Activities:
- - -------------------------------------
   Net income                                             $ 10,403   $ 12,331
   Adjustments to reconcile net income to
    net cash provided by operating activities:
   Depreciation and amortization                             7,169      7,187
   Deferred compensation expense                            (2,843)    (1,135)
   Equity earnings of affiliates, net of dividends
    received                                                (4,031)    (4,404)
   Accounts receivable                                     (42,062)   (50,463)
   Accounts payable and accruals                            48,204     57,880
   Billable expenditures and other current assets           (4,850)    (7,951)
   Other                                                       406       (284)
                                                          --------   --------
                                                          $ 12,396   $ 13,161
                                                          --------   --------

Cash Provided By (Used For) Financing Activities:
- - -------------------------------------------------
   Short-term investments and marketable securities       $ 11,475   $  4,706
   Additions to long-term debt                                 182         21
   Payments of long-term debt                                 (133)   (25,236)
   Cash dividends paid                                      (6,942)    (6,999)
   Common stock issuances                                    1,261      3,284
   Short-term borrowings                                     1,851     29,687
                                                          --------   --------
                                                          $  7,694   $  5,463
                                                          --------   --------

Cash Provided By (Used For) Investment Activities:
- - --------------------------------------------------
   Purchase of subsidiaries                               $ (3,185)  $ (4,396)
   Purchase of interest in affiliated companies               (806)        --
   Capital expenditures                                     (4,842)    (3,699)
                                                          --------   --------
                                                          $ (8,833)  $ (8,095)
                                                          --------   --------
Increase (Decrease) In Cash                               $ 11,257   $ 10,529
Balance at beginning of period                              24,897     26,111
                                                          --------   --------
Balance at end of period                                  $ 36,154   $ 36,640
                                                          ========   ========


The accompanying notes are an integral part of these statements.

          FOOTE, CONE & BELDING COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 1993 AND 1994
                                  (UNAUDITED)



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

      Revenues and net income for the first six months of the year should not be considered reliable indicators of revenues or net income for the entire year.

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

          FOOTE, CONE & BELDING COMMUNICATIONS, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



QUARTER ENDED JUNE 30, 1994
- - ---------------------------

Net income for the second quarter totaled $10,459,000 or $.92 per share, up 17.5% over 1993 second quarter net income of $8,899,000 or $.80 per share.

Revenues increased 8.9% to $102,078,000 in 1994 from $93,739,000 in 1993.  North
American revenues increased 9.6% to $83,779,000 while international revenues increased 5.7% to $18,299,000. Excluding the impact of acquisitions and the 1993 divestiture of Krupp/Taylor USA, FCB revenues would have increased 6.1% between years.

Salaries, employee benefits, office and general expenses, and direct marketing cost of goods sold increased 5.4% to $91,052,000 in 1994. The Company's ongoing cost containment program and the 1993 divestiture of Krupp/Taylor USA are the primary reasons that the rate of increase in these categories of expenses is less than the growth rate of revenues. The increase in other expense is primarily due to higher currency losses recognized in 1994 on the positive operating results of FCB's operations in Brazil.

Equity income, which consists primarily of FCB's share of European operations was $5,009,000 in 1994 compared to $5,443,000 in 1993. European operating results were adversely impacted by foreign currency exchange rates, the impact of the "Loi Sapin" law on advertising agencies operating in France and the unfavorable economic climate in Italy.

SIX MONTHS ENDED JUNE 30, 1994
- - ------------------------------

Net income for the six months ended June 30, 1994 was $12,331,000 or $1.09 per share, up 18.5% over 1993 net income of $10,403,000 or $.93 per share.

Revenues increased 10.1% to $190,440,000 in 1994 from $172,916,000 in 1993.
North American revenues increased 7.9% to $157,498,000 while international revenues increased 22.4% to $32,942,000. Excluding the impact of acquisitions and the 1993 divestiture of Krupp/Taylor USA, FCB revenues would have increased 6.6% between years.

Salaries, employee benefits, office and general expenses, and direct marketing cost of goods sold increased 8.2% to $174,119,000 in 1994. As previously mentioned, the Company's ongoing cost containment program and the 1993 divestiture of Krupp/Taylor USA are the primary reasons that the rate of increase in these categories of expenses is less than the rate of revenue growth.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

As more fully explained below, the increases in "Accounts receivable, net", "Expenditures billable to clients", and "Accounts payable and accruals" from the beginning of the year reflect the cyclical nature of the advertising business and are inter-related.

The increase in "Expenditures billable to clients" is due to the production of client commercials which will be shown during the summer and fall months. The costs related to these commercials are billed to clients during the third quarter when the commercials are completed. Commercial production activity during the last month of the year is typically low.

The increase in "Accounts receivable, net" and "Accounts payable and accruals" is due to the fact that media billings for the month of June 1994 were higher than those of December 1993.

On June 30, 1994 the Company repaid $25,000,000 in 10.53% senior notes. The repayment was financed by borrowings on its short-term lines of credit.

                          PART II.  OTHER INFORMATION



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 18, 1994, Registrant held its Annual Meeting. Holders of 10,407,659 of Registrant's Common Shares were represented in person or by proxy at this meeting. On May 18, Registrant had 11,637,157 Common Shares outstanding.

The following matters were submitted to a vote of security holders at this meeting.

1. Annual Election of Directors - All Directors of Registrant stand for election at each of Registrant's Annual Meetings. Following is the tabulation of votes for each director:

                                       WITHHOLD
                             FOR       AUTHORITY
                          ----------   ---------
   Bruce Mason            10,115,204    292,455
   Jack Balousek          10,114,228    293,431
   Louis E. Scott         10,113,036    294,623
   Stephen T. Vehslage    10,067,225    340,434
   Newton N. Minow        10,114,921    292,738
   Craig R. Wiggins       10,099,241    308,418
   Maurice Levy           10,132,973    274,686
   Gregory W. Blaine      10,091,626    316,033
   Laurel Cutler          10,112,754    294,905
   Terry M. Ashwill       10,115,128    292,531
   William A. Schreyer    10,132,151    275,508

   No other person received any votes for election as director.

2. Increase in number of authorized Common Shares of Registrant:

                     FOR        AGAINST     ABSTAIN
                  ---------    ---------    -------
                  8,331,326    1,997,705     78,628

3. Amendment to the Company's Stock Option Plan:

                     FOR        AGAINST     ABSTAIN
                  ---------    ---------    -------
                  6,577,701    3,116,556    713,402

4. Approval of the FCB Performance Program:

                     FOR        AGAINST     ABSTAIN
                  ---------    ---------    -------
                  9,342,550      536,312    528,797

5. Approval of Arthur Andersen & Co. as Registrant's auditors for 1994:

                     FOR        AGAINST     ABSTAIN
                  ---------    ---------    -------
                  10,309,401      51,186     47,072

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



Date: August 11, 1994