Form 10-Q
period 1994-09-30
FOOTE CONE & BELDING COMMUNICATIONS INC
filed 1994-11-14
CIK 37931

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934


For the quarter ended September 30, 1994              Commission file no. 1-5029


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

                        Yes   X    No
                             ----      ---


There were 11,713,825 shares of the Registrant's 33 1/3 cents per share par value Common Stock outstanding as of November 10, 1994.

                  FOOTE, CONE & BELDING COMMUNICATIONS, INC.
                                     INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements and Exhibits

         Consolidated Statements of Income for the
           Three Months Ended September 30, 1993 and 1994                    3

         Consolidated Statements of Income for the
           Nine Months Ended September 30, 1993 and 1994                     4

         Consolidated Balance Sheets as of September 30, 1993,
           December 31, 1993, and September 30, 1994                         5

         Consolidated Statements of Cash Flows for the
           Nine Months Ended September 30, 1993 and 1994                     6

         Notes to Consolidated Condensed Financial
           Statements                                                        7

 Item 2. Management's Discussion and Analysis of Financial
           Condition and Operating Results                                   8

PART II. OTHER INFORMATION

 Item 4. Submission of Matters to a Vote of Security Holders                10

 Item 6. Exhibits and Reports on Form 8-K                                   10

          FOOTE, CONE & BELDING COMMUNICATIONS, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)
               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   Three months ended September 30
                                                                       1993               1994
                                                                     -------            --------
Revenues                                                             $96,340            $100,478
                                                                     -------            --------
Costs and Expenses:
   Salaries and employee benefits                                    $56,769            $ 62,511
   Office and general expenses                                        29,271              29,587
   Direct marketing cost of goods sold                                 2,447                  --
   Other (income) expense                                              6,734                 366
                                                                     -------            --------
      Total Costs and Expenses                                       $95,221            $ 92,464
                                                                     -------            --------

Income Before Provision for Taxes on Income                          $ 1,119            $  8,014

Provision for Federal, Foreign & State Income Taxes                   (2,658)              3,203
                                                                     -------            --------
                                                                     $ 3,777            $  4,811

Minority Interest Credit (Expense)                                       104                  98
Equity in Earnings (Losses) of Affiliated Companies                     (572)               (802)
                                                                     -------            --------
Net Income                                                           $ 3,309            $  4,107
                                                                     =======            ========

Net Income Per Share                                                 $   .30            $    .36
                                                                     =======            ========

Average Number of Common and Common Equivalent
   Shares Outstanding                                                 11,211              11,407
                                                                     =======            ========


The accompanying notes are an integral part of these statements.

          FOOTE, CONE & BELDING COMMUNICATIONS, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)
               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                              Nine months ended September 30
                                                  1993             1994
                                                -------          --------
Revenues                                       $269,256          $290,918
                                               --------          --------

Costs and Expenses:
  Salaries and employee benefits               $160,025          $180,348
  Office and general expenses                    81,225            85,869
  Direct marketing cost of goods sold             8,199                --
  Other (income) expense                          8,684             2,866
                                                -------          --------
    Total Costs and Expenses                   $258,133          $269,083
                                                -------          --------

Income Before Provision for Taxes on Income    $ 11,123          $ 21,835


Provision for Federal, Foreign & State
  Income Taxes                                    1,931             9,560
                                               --------          --------
                                               $  9,192          $ 12,275

Minority Interest Credit (Expense)                  (63)              209
Equity in Earnings (Losses) of Affiliated
  Companies                                       4,583             3,954
                                               --------          --------
Net Income                                     $ 13,712          $ 16,438
                                               ========          ========

Net Income Per Share                           $   1.23          $   1.45
                                               ========          ========

Average Number of Common and Common
  Equivalent Shares Outstanding                  11,181            11,375
                                               ========          ========


The accompanying notes are an integral part of these statements.

          FOOTE CONE & BELDING COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                            (AMOUNTS IN THOUSANDS)


                                         Sept. 30    Dec. 31   Sept. 30
                                           1993       1993       1994
                                         ---------  ---------  ---------
ASSETS:
- - -------
 Cash and short-term investments         $ 59,993   $ 65,247   $ 76,251
 Accounts receivable, net                 308,636    257,133    333,211
 Expenditures billable to clients          33,894     18,970     20,030
 Other current assets                      10,909     13,339     17,632
                                         --------   --------   --------
  Total current assets                   $413,432   $354,689   $447,124

 Property and equipment, net               50,663     46,189     45,998
 Goodwill                                  46,574     50,004     52,761
 Investment in affiliated companies       167,000    171,740    173,000
 Other noncurrent assets                   14,807     15,265      9,662
                                         --------   --------   --------
  Total assets                           $692,476   $637,887   $728,545
                                         ========   ========   ========


LIABILITIES AND STOCKHOLDERS' EQUITY:
- - -------------------------------------
 Accounts payable and accruals           $397,459   $333,301   $408,894
 Short-term bank borrowings                 7,186      5,070     39,566
 Current portion of long-term debt            987        888        614
 Liability for taxes on income                 --      1,685        593
                                         --------   --------   --------
  Total current liabilities              $405,632   $340,944   $449,667
                                         --------   --------   --------

 Deferred taxes                          $  1,474   $  5,268   $  5,268
                                         --------   --------   --------
 Long-term debt                          $ 35,797   $ 35,367   $ 10,701
                                         --------   --------   --------
 Accrued future compensation exp.        $ 27,780   $ 29,714   $ 30,599
                                         --------   --------   --------
 Other noncurrent liabilities            $ 30,926   $ 26,564   $ 22,494
                                         --------   --------   --------

 Common stock                            $  3,881   $  3,884   $  3,914
 Paid-in capital                          118,171    118,525    121,873
 Retained earnings                         75,206     83,729     89,652
 Less-Treasury stock                         (691)    (1,021)      (723)
 Cumulative translation adjustment         (5,700)    (5,087)    (4,900)
                                         --------   --------   --------
  Total stockholders' equity             $190,867   $200,030   $209,816
                                         --------   --------   --------
  Total liabilities and
   stockholders' equity                  $692,476   $637,887   $728,545
                                         ========   ========   ========

The accompanying notes are an integral part of these balance sheets.

          FOOTE, CONE & BELDING COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                            (AMOUNTS IN THOUSANDS)

                                                            Nine months ended September 30
                                                                1993              1994
                                                              --------          --------
Cash Flows From Operating Activities:
- - -------------------------------------
   Net income                                                 $ 13,712          $ 16,438
   Adjustments to reconcile net income to net cash
      provided by operating activities:
   Depreciation and amortization                                11,314            11,421
   Deferred compensation expense                                (1,540)              937
   Equity earnings of affiliates, net of
      dividends received                                        (3,459)           (3,436)
   Accounts receivable                                         (71,083)          (74,761)
   Accounts payable and accruals                                92,242            74,501
   Billable expenditures and other current assets               (7,085)           (5,353)
   Other                                                          (415)               (2)
                                                              --------          --------
                                                              $ 33,686          $ 19,745
                                                              --------          --------

Cash Provided By (Used For) Financing Activities:
- - -------------------------------------------------
   Short-term investments and marketable securities           $ (8,768)         $ (8,253)
   Additions to long-term debt                                      39               193
   Payments of long-term debt                                     (125)          (25,352)
   Cash dividends paid                                         (10,416)          (10,515)
   Common stock issuances                                        1,897             3,676
   Short-term borrowings                                         1,632            34,496
                                                              --------          --------
                                                              $(15,741)         $ (5,755)
                                                              --------          --------

Cash Provided By (Used For) Investment Activities:
- - --------------------------------------------------
   Purchase of subsidiaries                                   $ (4,091)         $ (4,876)
   Purchase of interest in affiliated companies                   (976)               --
   Capital expenditures                                         (6,637)           (6,363)
                                                              --------          --------
                                                              $(11,704)         $(11,239)
                                                              --------          --------
Increase (Decrease) In Cash                                   $  6,241          $  2,751
Balance at beginning of period                                  24,897            26,111
                                                              --------          --------
Balance at end of period                                      $ 31,138          $ 28,862
                                                              ========          ========

The accompanying notes are an integral part of these statements.

          FOOTE, CONE & BELDING COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1993 AND 1994
                                  (UNAUDITED)



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

      Revenues and net income for the first nine months of the year should not be considered reliable indicators of revenues or net income for the entire year.

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

          FOOTE, CONE & BELDING COMMUNICATIONS, INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



QUARTER ENDED SEPTEMBER 30, 1994
- - --------------------------------

Net income for the third quarter totaled $4,107,000 or $.36 per share, up 24.1% over 1993 third quarter net income of $3,309,000 or $.30 per share.

Revenues increased 4.3% to $100,478,000 in 1994 from $96,340,000 in 1993.  North
American revenues decreased 2.6% to $76,951,000 while international revenues increased 36.0% to $23,527,000. Excluding the impact of acquisitions and the 1993 divestiture of Krupp/Taylor USA, FCB revenues would have increased 1.1% between years.

Salaries, employee benefits, office and general expenses, and direct marketing cost of goods sold increased 4.1% to $92,098,000 in 1994. The Company's ongoing cost containment program and the 1993 divestiture of Krupp/Taylor USA are the primary reasons that the rate of increase in these categories of expenses is less than the growth rate of revenues.

Other expense decreased from $6,734,000 in 1993 to $366,000 in 1994. During the third quarter of 1993, FCB provided for the sale of Krupp/Taylor USA. The pretax loss on this sales transaction, which consisted of a write-down of assets to net realizable value, settlement of lease obligations on Krupp/Taylor's former headquarters, reserves for equipment and facility leases not fully assumed by the buyer and other related costs, was included in other expense in 1993. The sale resulted in the realization of additional tax benefits deriving from the 1991 write-down of financial statement carrying value of Krupp/Taylor. This additional tax benefit was included in the 1993 third quarter tax provision and largely offsets the pretax loss on the sale transaction.


NINE MONTHS ENDED SEPTEMBER 30, 1994
- - ------------------------------------

Net income for the nine months ended September 30, 1994 was $16,438,000 or $1.45 per share, up 19.9% over 1993 net income of $13,712,000 or $1.23 per share.

Revenues increased 8.0% to $290,918,000 in 1994 from $269,256,000 in 1993.
North American revenues increased 4.2% to $234,449,000 while international revenues increased 27.7% to $56,469,000. Excluding the impact of acquisitions and the 1993 divestiture of Krupp/Taylor USA, FCB revenues would have increased 4.6% between years.

Salaries, employee benefits, office and general expenses, and direct marketing cost of goods sold increased 6.7% to $266,217,000 in 1994. As previously mentioned, the Company's ongoing cost containment program and the 1993 divestiture of Krupp/Taylor USA are the primary reasons that the rate of increase in these categories of expenses is less than the rate of revenue growth.

The decrease in other expense and increase in effective tax rates are primarily due to the provision for the sale of Krupp/Taylor (described above) which was recorded in the third quarter of 1993.


LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

As more fully explained below, the increases in "Accounts receivable, net", "Expenditures billable to clients", and "Accounts payable and accruals" from the beginning of the year reflect the cyclical nature of the advertising business and are inter-related.

The increase in "Expenditures billable to clients" is due to the production of client commercials which will be shown during the fall and winter months. The costs related to these commercials are billed to clients during the fourth quarter when the commercials are completed. Commercial production activity during the last month of the year is typically low.

The increase in "Accounts receivable, net" and "Accounts payable and accruals" is due to the fact that media billings for the month of September 1994 were higher than those of December 1993.

On June 30, 1994 the Company repaid $25,000,000 in 10.53% senior notes. The repayment was financed by borrowings on its short-term lines of credit.

                          PART II.  OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits - None

         (b) Reports on Form 8-K -

             The following report on Form 8-K was filed by Registrant during the third quarter of 1994:

             DATE OF REPORT          DESCRIPTION OF REPORTABLE EVENT
             --------------          -------------------------------

             September 23, 1994      Under Item 5 (Other Events), Registrant
                                     reported that it had filed a Notice of
                                     Arbitration with the London Court of
                                     International Arbitration naming Publicis
                                     S.A., Publicis Communication, and
                                     Publicis.FCB BV as respondents.
                                     Registrant contends that one or more
                                     of the respondents failed to comply with provisions of the alliance agreements among Registrant and the respondents in relation to certain business acquisition transactions.


             There have been no significant changes in the status of these proceedings since September 23, 1994. Registrant does not believe that its financial position or results of operations will be materially adversely affected by the outcome of these proceedings. Registrant believes the pendency of these proceedings should not materially adversely affect the operations of the Publicis.FCB BV joint venture.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              FOOTE, CONE & BELDING COMMUNICATIONS, INC.
                                             (Registrant)



                                            John J. Rezich
                              -----------------------------------------
                                             (Signature)

                              John J. Rezich
                                 Controller and Chief Accounting Officer



Date: November 11, 1994