Form 10-K405
TRUE NORTH COMMUNICATIONS
filed 1995-03-31
CIK 37931

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark
One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1994

                                       OR
  [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                       For the Transition period from to

                           COMMISSION FILE NO. 1-5029

                         TRUE NORTH COMMUNICATIONS INC.
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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference or included in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of Common Stock, 33 1/3 cents par value, held by non-affiliates of the Registrant, as of March 22, 1995 was $350,169,761.

  There were 22,967,530 shares of Registrant's 33 1/3 cents per share par value Common Stock outstanding as of March 22, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Annual Report to shareholders for the year ended December 31, 1994 are incorporated by reference into Parts I and II of this report.

  Portions of the Registrant's Proxy Statement relating to its annual meeting of shareholders scheduled to be held on May 17, 1995 are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS:

GENERAL

  Response to this item is incorporated by reference to the Registrant's Annual Report to shareholders for fiscal year ended December 31, 1994 (the "1994 Annual Report") on page 1.

REVENUES

  Response to this item is incorporated by reference to pages 1 and 2 of the Registrant's 1994 Annual Report.

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

COMPETITION

  The advertising agency business is highly competitive, with agencies of all sizes competing primarily on the basis of quality of service to attract and retain clients and personnel. Advertisers are able to move from one agency to another with relative ease, in part because accounts are terminable on short notice, usually 90-180 days. Competition for clients by large agencies is limited somewhat because many advertisers prefer not to be represented by an agency which handles competing products or services for other advertisers.

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

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

  Response to this item is incorporated by reference to pages 2 and 14 of the Registrant's 1994 Annual Report.

ITEM 2. PROPERTIES

  Virtually all of the Company's operations are conducted in leased premises. The Company's physical property consists primarily of leasehold improvements, furniture, fixtures and equipment. However, the Company does own office buildings in Puerto Rico and the Dominican Republic, neither of which are material to the Company's consolidated financial statements.

  Further information regarding the Company's leased premises, which it considers to be adequate for its current operations, is incorporated by reference to note 12 of Registrant's consolidated financial statements on page 15 of the Registrant's 1994 Annual Report.

ITEM 3. PENDING LEGAL PROCEEDINGS

  Response to this item is incorporated by reference to note 7 of Registrant's consolidated financial statements and the Outlook section of "Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 and 5, respectively of the 1994 Annual Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not Applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK

  Response to this item is incorporated by reference to page 2 of the Registrant's 1994 Annual Report.

ITEM 6. SELECTED FINANCIAL DATA

  Response to this item is incorporated by reference to page 3 of the Registrant's 1994 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Response to this item is incorporated by reference to pages 3, 4 and 5 of the Registrant's 1994 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

  The following consolidated financial statements of the Registrant and its subsidiaries, included in the Registrant's 1994 Annual Report are incorporated herein by reference:

  Consolidated Balance Sheets--December 31, 1993 and 1994
  Consolidated Income Statements--Years ended December 31, 1992, 1993 and
  1994
  Consolidated Statements of Stockholders' Equity--Years ended December 31, 1992, 1993 and 1994
  Consolidated Statements of Cash Flows--Years ended December 31, 1992, 1993 and 1994
  Notes to Consolidated Financial Statements--December 31, 1994
  Quarterly Financial Data--Years ended December 31, 1993 and 1994

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information with respect to the Directors of the Registrant contained under the heading "Proposal 1--Election of Directors" in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 1995 (the "Proxy Statement") is incorporated herein by reference. Information with respect to executive officers of the Registrant who are not also Directors or nominees to the Board of Directors is included below.

    MARY A. CARRAGHER (35)    --Vice President,
                                General Counsel and Assistant Secretary

    DALE F. PERONA (49)       --Vice President,
                                Treasurer and Secretary

    JOHN J. REZICH (39)       --Controller
                                (Chief Accounting Officer)

  Ms. Carragher joined the Company and became an officer during 1992. Previous to that time, Ms. Carragher was an attorney at Sidley & Austin.

  No officer of the Registrant is related to any other officer. All other officers have been officers of the Registrant or have held senior executive positions with the Company for the past five years, except as otherwise disclosed above or in Registrant's Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

  Except for information referred to in Item 402(a)(8) of Regulation S-K, the information contained under the heading "Executive Compensation" in the Proxy Statement and the information relating to the compensation of directors contained under the heading "Proposal 1--Election of Directors" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Except for the first two paragraphs thereof, the information contained under the heading "Voting Securities" in the Proxy Statement and the information with respect to ownership of the Registrant's common stock contained under the heading "Proposal 1--Election of Directors" in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                           PAGE
                                                                           ----
Item 14(a)--List of Financial Statements..................................   5
  Auditors' Report on Supplemental Note...................................   6
Item 14(a)(1)--Supplemental Note to Consolidated Financial Statements:
  A.Valuation Accounts....................................................   7
Item 14(a)(2)--Schedules
  Are not submitted because they are not required or because the required information is included in the financial statements or notes thereto.
Item 14(a)(3)--Index of Exhibits
  The index of exhibits immediately precedes the exhibits filed with the
  Securities and Exchange Commission.
    Exhibits 10.1 and 10.2 included in this index are the management contracts and compensatory plans or arrangements required to be filed as exhibits hereto pursuant to the requirements of Item 601 of
  Regulation S-X.
Item 14(b)--Reports on Form 8-K

  Registrant filed the following reports on Form 8-K during the fourth quarter of 1994 and the first quarter of 1995:

 DATE OF REPORT    DESCRIPTION OF REPORTABLE EVENT
 --------------    -------------------------------
 December 12, 1994 Under Item 5, Registrant announced that, effective December
                   19, 1994, its name changed to True North Communications Inc.
                   In addition, Registrant disclosed that its Board of
                   Directors approved a 100% stock dividend to be paid on
                   February 17, 1995 to shareholders of record on January 6,
                   1995.
 February 13, 1995 Under Item 5, Registrant announced developments in its ongoing dispute with its European joint venture partner,
                   Publicis Communication. These matters are more fully
                   discussed and updated in the Outlook section of "Discussion and Analysis of Financial Condition and Results of
                   Operations" on page 5 of Registrant's 1994 Annual Report to
                   Shareholders.
 February 17, 1995 Under Item 5, Registrant reported that the previously announced 100% stock dividend was distributed on February
                   17, 1995 to shareholders of record on January 6, 1995.

FORM 10-K--ITEM 14(A)

TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

  The following consolidated financial statements of the Registrant and the Independent Public Accountant's Report covering these financial statements, appearing in the Registrant's 1994 Annual Report on pages 6 through 19 are incorporated herein by reference in Item 8:

  Consolidated Balance Sheets--December 31, 1993 and 1994

  Consolidated Statements of Income--Years ended December 31, 1992, 1993 and
  1994

  Consolidated Statements of Stockholders' Equity--Years ended December 31, 1992, 1993 and 1994

  Consolidated Statements of Cash Flows--Years ended December 31, 1992, 1993 and 1994

  Notes to Consolidated Financial Statements--December 31, 1994

  The audited financial statements of Publicis Communication, a 50% or less owned foreign affiliate of the Registrant, were not available at the time this Form 10-K was filed. Registrant will file these financial statements by amendment to this Form 10-K.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                              ON SUPPLEMENTAL NOTE

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in True North Communications Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated March 10, 1995. Our report on the consolidated financial statements includes an explanatory paragraph with respect to the change in method of accounting for certain investments in debt and equity securities, effective January 1, 1994, as discussed in Note 2 to the consolidated financial statements, the change in the method of accounting for postretirement benefits other than pensions, effective January 1, 1993, as discussed in Note 11 to the consolidated financial statements, and the change in method of accounting for income taxes, effective January 1, 1992, as discussed in Note 1 to the consolidated financial statements. Our audits were made for the purpose of forming an opinion on those financial statements taken as a whole. Supplemental Note A is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The Supplemental Note has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          Arthur Andersen LLP

Chicago, Illinois,
March 10, 1995.

FORM 10-K -- ITEM 14(A)(1)

                           NOTE A--VALUATION ACCOUNTS

             FOR THE YEARS ENDED DECEMBER 31, 1992, 1993, AND 1994
                               (AMOUNTS IN 000'S)

                                                                         ADJUSTMENTS
                          BALANCE     AMOUNT     ADDITIONS                   AND     BALANCE
                            AT      CHARGED TO   CHARGED TO               RECLASSI-  AT END
                         BEGINNING SHAREHOLDERS' COSTS AND                FICATIONS    OF
     CLASSIFICATION      OF PERIOD    EQUITY      EXPENSES  (DEDUCTIONS)     (1)     PERIOD
     --------------      --------- ------------- ---------- ------------ ----------- -------
ALLOWANCE FOR DOUBTFUL ACCOUNTS--
 CURRENT
Year Ended December 31,
 1992...................  $5,928      $   --       $  603     $  (768)      $(59)    $5,704
                          ======      =======      ======     =======       ====     ======
Year Ended December 31,
 1993...................  $5,704      $   --       $1,107     $(1,119)      $ 68     $5,760
                          ======      =======      ======     =======       ====     ======
Year Ended December 31,
 1994 (Note 2)..........  $5,760      $   --       $  781     $(3,294)      $ 53     $3,300
                          ======      =======      ======     =======       ====     ======
RESERVE FOR UNREALIZED LOSS ON SHANDWICK
 INVESTMENT--NON-CURRENT
Year Ended December 31,
 1992...................  $4,813      $(4,813)     $  --      $   --        $--      $  --
                          ======      =======      ======     =======       ====     ======

--------
NOTES:
(1) Account consists of currency translation adjustment and adjustments made as a result of subsidiaries acquired and sold during the year.
(2) 1994 deductions consist primarily of a write-off of a trade receivable from Orion, which was adequately reserved in 1991.

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



                 SIGNATURE                                    POSITION
                 ---------                                    --------
             John B. Balousek*
                                             Director
            Gregory W. Blaine*
                                             Director
           Richard S. Braddock*
                                             Director
              Laurel Cutler*
                                             Director
               Maurice Levy*
                                             Director
             Newton N. Minow*
                                             Director
             J. Brendan Ryan*
                                             Director
           William A. Schreyer*
                                             Director
              Louis E. Scott*
                                             Director
            Stephen T. Vehslage
                                             Director
             Craig R. Wiggins*
                                             Director

                                             /s/ Bruce Mason
                                          *By: ________________________________
                                             Bruce Mason
                                             as Attorney-in-Fact

                                             /s/ Terry M. Ashwill
                                          *By: ________________________________
                                             Terry M. Ashwill
                                             as Attorney-in-Fact
Date: March 30, 1995

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Date: March 30, 1995

                                          True North Communications Inc.

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

                                             /s/ Terry M. Ashwill
                                          By: _________________________________
                                             Terry M. Ashwill
                                             Executive Vice President, Chief
                                             Financial Officer and Director

                                             /s/ John J. Rezich
                                          By: _________________________________
                                             John J. Rezich
                                             Controller (Chief Accounting
                                             Officer)

                               INDEX OF EXHIBITS
                               -----------------

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------

 *3(i)        Registrant's Restated Certificate of Incorporation, as amended.

  3(i) Certificate of Ownership and Merger changing Registrant's name to True North Communications Inc. filed with the Commission as Exhibit (3)(i) to Registrant's Current Report on Form 8-K filed December 9, 1994.

  3(ii)       Registrant's By-laws, as amended, filed with the Commission as
              Exhibit 4(d) to Registrant's Registration Statement on Form S-8 under the Securities Act of 1933, Registration No. 33-54279.

  4.1 Rights Agreement dated as of November 16, 1988 between the Registrant and Harris Trust and Savings Bank, as Rights Agent, filed with the Commission as Exhibit 1 to the Registrant's Registration Statement on Form 8-A under the Securities Exchange Act of 1934 filed with the Commission on November 18, 1988.

 10.1 Registrant's Stock Option Plan, filed with the Commission as Appendix A to Registrant's Definitive Proxy Statement for its Annual Meeting of Stockholders held on May 18, 1994.

 10.2 Registrant's Outside Directors Stock Option Plan, filed with the Commission as Appendix A to Registrant's Definitive Proxy Statement for its Annual Meeting of Stockholders held on May 20, 1992.

 10.3 Master Alliance Agreement between Publicis Communication and the Registrant and FCB Stockholders Agreement between the same parties, both dated as of January 1, 1989, filed with the Commission as Exhibits to Registrant's Current Report on Form 8-K filed February 6, 1989.

*11           Statement re Computation of Per Share Earnings.

*13 Portions of Registrant's Annual Report to Security Holders incorporated by reference into this Report on Form 10-K.

*21           Subsidiaries.

*23           Consent of Arthur Andersen LLP

*24           Power of Attorney

*27           Financial Data Schedule


NOTE:
-----

Except for the documents that are marked with an asterisk, each of the documents listed above has heretofore been filed with the Securities and Exchange Commission (the "Commission") and each such document is incorporated herein by reference. Documents marked with an asterisk are filed herewith.