Form 10-Q
period 1995-03-31
TRUE NORTH COMMUNICATIONS
filed 1995-05-15
CIK 37931

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                     The Securities Exchange Act of 1934


For the quarter ended March 31, 1995                  Commission file no. 1-5029


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


There were 23,041,728 shares of the Registrant's 33 1/3 cents per share par value Common Stock outstanding as of May 11, 1995.

                        TRUE NORTH COMMUNICATIONS INC.
                                     INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements and Exhibits

          Consolidated Statements of Income for the
            Three Months Ended March 31, 1994 and 1995                      3

          Consolidated Balance Sheets as of March 31, 1994,
            December 31, 1994, and March 31, 1995                           4

          Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 1994 and 1995                      5

          Notes to Consolidated Condensed Financial
            Statements                                                      6

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Operating Results                                 7


PART II.  OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security Holders               8

  Item 6. Exhibits and Reports on Form 8-K                                  8

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)
               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                  Three months ended March 31
                                                        1994       1995
                                                       -------   --------
Revenues                                               $88,362   $ 95,389
                                                       -------   --------
Costs and Expenses:
  Salaries and employee benefits                       $55,155   $ 60,583
  Office and general expenses                           27,912     29,126
  Unusual items                                             --     10,185
  Other (income) expense                                 1,225      1,680
                                                       -------   --------
    Total Costs and Expenses                           $84,292   $101,574
                                                       -------   --------

Income (Loss) Before Provision for Taxes
  on Income                                            $ 4,070   $ (6,185)

Provision for Federal, Foreign & State
  Income Taxes                                           1,872     (2,134)
                                                       -------   --------
                                                       $ 2,198   $ (4,051)

Minority Interest Credit (Expense)                         (73)       (51)
Equity in Earnings (Losses) of Affiliated
  Companies                                               (253)    (6,926)
                                                       -------   --------
Net Income                                             $ 1,872   $(11,028)
                                                       =======   ========

Net Income Per Share                                   $   .08   $   (.49)
                                                       =======   ========

Average Number of Common and Common
  Equivalent Shares Outstanding                         22,678     22,324
                                                       =======   ========


       The accompanying notes are an integral part of these statements.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                            (AMOUNTS IN THOUSANDS)



                                                Mar. 31      Dec. 31   Mar. 31
                                                  1994        1994       1995
                                                --------     -------   --------
ASSETS:
- -------
  Cash and short-term investments               $ 18,946    $ 77,063   $ 27,069
  Accounts receivable, net                       294,200     275,851    292,689
  Other current assets                            42,908      29,814     43,687
                                                --------    --------   --------
    Total current assets                        $356,054    $382,728   $363,445

  Property and equipment, net                     44,686      45,660     46,346
  Goodwill                                        49,319      55,834     55,322
  Investment in affiliated companies             171,504     177,948    178,090
  Other noncurrent assets                         14,454      11,574      9,600
                                                --------    --------   --------
    Total assets                                $636,017    $673,744   $652,803
                                                ========    ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
- -------------------------------------
  Accounts payable and accruals                 $313,815    $386,082   $351,522
  Short-term bank borrowings                      24,529       7,864     35,785
  Current portion of long-term debt                  807       5,389      5,400
  Liability for taxes on income                    2,674         202        461
                                                --------    --------   --------
    Total current liabilities                   $341,825    $399,537   $393,168
                                                --------    --------   --------

  Deferred taxes                                $  5,268    $  7,427   $  5,834
                                                --------    --------   --------
  Long-term debt                                $ 35,293    $  5,496   $  5,188
                                                --------    --------   --------
  Accrued future compensation exp.              $ 29,547    $ 32,508   $ 34,845
                                                --------    --------   --------
  Other noncurrent liabilities                  $ 25,141    $ 21,019   $ 20,002
                                                --------    --------   --------

  Common stock                                  $  3,896    $  3,915   $  3,915
  Paid-in capital                                119,393     121,708    121,364
  Retained earnings                               82,110     100,011     85,591
  Less-Treasury stock                             (1,025)    (13,653)   (11,911)
  Cumulative translation adjustment               (5,431)     (4,224)    (5,193)
                                                --------    --------   --------
    Total stockholders' equity                  $198,943    $207,757   $193,766
                                                --------    --------   --------
    Total liabilities and
      stockholders' equity                      $636,017    $673,744   $652,803
                                                ========    ========   ========



     The accompanying notes are an integral part of these balance sheets.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)
                            (AMOUNTS IN THOUSANDS)


                                                   Three months ended Mar. 31
                                                        1994       1995
                                                      --------   --------
Cash Flows From Operating Activities:
- -------------------------------------
  Net income                                          $  1,872   $(11,028)
  Adjustments to reconcile net income to
    net cash provided by operating activities:
  Depreciation and amortization                          3,626      4,136
  Deferred compensation expense                            (53)     2,269
  Equity earnings of affiliates, net of dividends
    received                                               253      7,014
  Accounts receivable                                  (37,067)   (16,838)
  Accounts payable and accruals                        (18,497)   (35,894)
  Other current assets                                 (10,599)   (13,873)
  Other                                                   (605)       621
                                                      --------   --------
                                                      $(61,070)  $(63,593)
                                                      --------   --------

Cash Provided By (Used For) Financing Activities:
- -------------------------------------------------
  Short-term investments and marketable securities    $ 36,059   $ 46,233
  Additions to long-term debt                               45         --
  Payments of long-term debt                              (342)       (17)
  Cash dividends paid                                   (3,491)    (3,392)
  Common stock issuances                                   876      1,398
  Short-term borrowings                                 19,459     27,921
                                                      --------   --------
                                                      $ 52,606   $ 72,143
                                                      --------   --------

Cash Provided By (Used For) Investment Activities:
- --------------------------------------------------
  Purchase of subsidiaries                            $   (381)  $ (1,101)
  Purchase of interest in affiliated companies              --     (7,165)
  Capital expenditures                                  (1,397)    (4,045)
                                                      --------   --------
                                                      $ (1,778)  $(12,311)
                                                      --------   --------
Increase (Decrease) In Cash                           $(10,242)  $ (3,761)
Balance at beginning of period                          26,111     24,598
                                                      --------   --------
Balance at end of period                              $ 15,869   $ 20,837
                                                      ========   ========


       The accompanying notes are an integral part of these statements.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1995
                                  (UNAUDITED)


(1) The condensed financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and include all adjustments which the Company considers necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

    Revenues and net income for the first three months of the year should not be considered reliable indicators of revenues or net income for the entire year because the Registrant's business is cyclical.

(2) The number of shares outstanding reflects the potential dilution of shares expected to be earned through profit performance contracts and outstanding stock options. Per share income amounts are not materially different on a fully diluted basis.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                   (in thousands, except per share amounts)

Results for the first quarter of 1995 include unusual items. As further discussed below, these unusual items resulted in charges against after-tax earnings totaling $13,376 or $.60 per share.

Revenues increased 8.0% to $95,389 in 1995 from $88,362 in 1994. North American revenues increased 5.2% to $77,530 in 1995 while international revenues increased 22.0% to $17,859. Excluding the impact of acquisitions, consolidated revenues increased 3.3%.

Salaries, employee benefits, and office and general expenses increased 8.0% from $83,067 in 1994 to $89,709 in 1995. This rate of increase is in line with the increase in revenues.

As previously mentioned, first quarter 1995 results include unusual items. The Company recorded a pretax charge of $10,185 related to the closure of an FCB operation in the Pacific region and to accrue the expected costs to settle its dispute with Publicis. Additionally, included in the line item "Equity in earnings (losses) of affiliated companies" is a one-time charge of $7,034 related to the previously disclosed restructuring of the Italian operations of the Publicis*FCB European joint venture. The after-tax impact of these unusual items is a loss of $13,376.

The first quarter 1995 tax rate was impacted by unusual items. Excluding unusual items, the 1995 tax rate was 42.7% compared to 46.0% in 1994. The primary reason for this decline is that the effective tax rate for the Company's foreign operations is expected to be lower in 1995.


Liquidity and Capital Resources
- -------------------------------

As more fully explained below, the decline in "Cash and short-term investments" and increases in "Accounts receivable, net", "Other current assets", and "Short-term bank borrowings" from the beginning of the year reflect the cyclical nature of the advertising business and are inter-related.

The increase in "Other current assets" is due to the production of client commercials which will be shown during the summer months. The costs related to these commercials are billed to clients during the second quarter when the commercials are completed. Commercial production activity in the last month of the year is typically low.

The increase in "Accounts receivable, net" is due, in part, to a slowing of collections which also is typical of the middle portion of the calendar year.

The decrease in "Cash and short-term investments" and the increase in "Short-term bank borrowings" reflect the higher level of commercial production activity, as well as the slowing of accounts receivable collections during the middle parts of the year.

The decrease in "Accounts payable and accruals" is also reflective of the cyclical nature of Registrant's business and, in part, due to payment of annual incentive awards and the 1994 contribution to the Company's Profit Sharing Plan.


                          PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits -

            27. Financial Data Schedule

        (b) Reports on Form 8-K - On April 14, 1995 Registrant filed a Form 8-K in which it disclosed that on April 12, 1995, both Publicis and Registrant had formally agreed to a suspension of arbitration and other proceedings so that the parties could resolve their disputes in an amicable fashion.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TRUE NORTH COMMUNICATIONS INC.
                                                (Registrant)


                                             /s/ John J. Rezich
                                       ---------------------------------------
                                                (Signature)

                                       John J. Rezich
                                       Controller and Chief Accounting Officer



Date: May 15, 1995