Form 10-K405/A
period 1994-12-31
TRUE NORTH COMMUNICATIONS
filed 1995-06-16
CIK 37931

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          FORM 10-K/A AMENDMENT NO. 1

(Mark One)

   [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1994

                                       OR
   [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
             For the Transition period from _________to _________

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

REGISTRANT'S TELEPHONE NUMBER: (312) 751-7000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

      TITLE OF EACH CLASS          NAME OF EACH EXCHANGE ON WHICH REGISTERED
      -------------------          -----------------------------------------
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

  Portions of the Registrant's Proxy Statement relating to its annual meeting of shareholders held on May 17, 1995 are incorporated by reference into Part III.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

  Registrant hereby amends Item 14 of its 1994 Annual Report on Form 10-K to include the audited financial statements of Publicis Communication, a 50% or less owned foreign affiliate of Registrant.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                           PAGE
                                                                           ----
Item 14(a)--List of Financial Statements..................................   5
  Auditors' Report on Supplemental Note...................................   6
Item 14(a)(1)--Supplemental Note to Consolidated Financial Statements:
  A. Valuation Accounts...................................................   7
Item 14(a)(2)--Schedules
  Are not submitted because they are not required or because the required information is included in the financial statements or notes thereto.
Item 14(a)(3)--Index of Exhibits
  The index of exhibits immediately precedes the exhibits filed with the
  Securities and Exchange Commission.
    Exhibits 10.1 and 10.2 included in this index are the management contracts and compensatory plans or arrangements required to be filed as exhibits hereto pursuant to the requirements of Item 601 of
  Regulation S-X.
Item 14(b)--Reports on Form 8-K

  Registrant filed the following reports on Form 8-K during the fourth quarter of 1994 and the first quarter of 1995:

 DATE OF REPORT    DESCRIPTION OF REPORTABLE EVENT
 --------------    -------------------------------
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

  Publicis Communication owns 51% of Publicis.FCB BV and 80% of Publicis Conscel. Accordingly, the consolidated financial statements of Publicis Communication and Subsidiaries include the results of operations and financial position of Publicis.FCB BV and Publicis Conscel.

  These financial statements have been prepared and audited based upon accounting and auditing standards and practices acceptable for external financial reporting purposes in France. These practices and standards can vary from U.S. accounting practice. Following is a reconciliation prepared by Registrant of reported net income to net income which would be reported under U.S. generally accepted accounting principles (amounts in thousands):

                                                                         -----------------
                                                                          1993      1994
- ------------------------------------------------------------------------------------------
Net income as shown in financial statements (1)                          $23,186   $12,782
- ------------------------------------------------------------------------------------------
Amortization of goodwill (2)                                              (2,703)   (5,623)
- ------------------------------------------------------------------------------------------
Italian restructuring reserves not acceptable under U.S. GAAP (3)             --     5,756
- ------------------------------------------------------------------------------------------
Tax credit included in income not acceptable under U.S. GAAP (4)              --    (2,445)
- ------------------------------------------------------------------------------------------
                                                                         $20,483   $10,470
                                                                         -----------------

Notes:
1. Net income as reported was computed using the average exchange rates for the year.
2. Certain elements of goodwill are charged directly to equity or income in the year it arises, or are not otherwise amortized for French financial reporting purposes. The goodwill amortization expense adjustment was computed using forty years as the estimated useful life for each of the related goodwill components.
3. Under French generally accepted accounting principles, restructuring actions taken in 1995 up to the date of the audit opinion must be recorded in the 1994 financial statements. Application of EITF 94-3 to these financial statements result in this adjustment which, under U.S. generally accepted accounting principles, will result in a 1995 charge to earnings of an equivalent amount (allowing for currency exchange fluctuations). Of the total amount of this adjustment, $1,273 relates to management and staff severance actions taken in 1995, $1,637 relates to the 1995 abandonment of excess lease space, $472 relates to the 1995 closure of a sale promotion agency, and $2,374 relates to legal and other associated restructuring costs incurred in 1995.
4. Under French generally accepted accounting principles, the utilization of tax credit carryforwards of acquired companies are reflected in earnings. Under U.S. generally accepted accounting principles, this amount is accounted for as a reduction of the initial purchase price and related goodwill.

                            PUBLICIS COMMUNICATION

                            CONSOLIDATED FINANCIAL

                             STATEMENTS 31/12/1994

                            PUBLICIS COMMUNICATION




                                  31/12/1994



PAGE 1              Comparative Consolidated Income Statement.

PAGE 2              Comparative Consolidated Balance Sheet.

PAGES 3/4           Consolidated Statement of Change in Financial Statements.

PAGES 5/12          Notes to the Consolidated Financial Statements.

PAGES 13/15         List of Consolidated Companies.

PUBLICIS COMMUNICATION GROUP                          CONSOLIDATED INCOME STATEMENTS
- ----------------------------------------------------------------------------------------------------
(in thousands of French Francs)           Year          1993         Year          1994        VAR.
                                                                                                %
- ----------------------------------------------------------------------------------------------------
Billings                               15 838 009                  17 562 073                  10.9%
Purchases                             (13 384 466)                (14 824 544)

                           REVENUES                   2 453 543                  2 737 529     11.6%

Salaries and Benefits                  (1 351 001)                 (1 511 421)                 11.9%
Office and General Expenses              (682 202)                   (776 463)                 13.8%
                     TOTAL EXPENSES                  (2 033 203)                (2 287 884)    12.5%

                       OTHER INCOME                      17 502                     19 924

                   OPERATING PROFIT                     437 842                    469 569      7.2%

Depreciation                              (88 999)                   (105 037)
Provision doubtful debts                  (20 692)                    (21 378)
Other provisions                          (21 073)                    (17 448)
Interest income (expense)                   9 991                     (20 785)

                  PROFIT BEFORE TAX                     317 069                    304 921     -3.8%

Exceptional costs                         (23 113)                    (29 369)
Profit sharing - statutory                 (7 488)                     (2 779)
Income Tax                               (112 322)                   (110 537)
Profit (equity subsidiaries)               42 118                      46 142

- ----------------------------------------------------------------------------------------------------
NET INCOME BEFORE EXTRAORDINARY LOSS                    216 264                    208 378     -3.6%

GROUP SHARE BEFORE EXTRAORDINARY LOSS                   131 659                    111 538    -15.3%
====================================================================================================
Extraordinary Loss                                                    (80 000)
NET INCOME                                              216 264                    128 378
GROUP SHARE                                             131 659                     70 738
- ----------------------------------------------------------------------------------------------------

PUBLICIS COMMUNICATION GROUP


                          CONSOLIDATED BALANCE SHEET

                        (In thousands of French Francs)

ASSETS                                    31.12.1993           31.12.1994
- --------------------------------------------------------------------------

FIXED ASSETS                                 897 999            1 053 291
============                            -------------        -------------

Intangible assets (gross)                    507 556              629 684
Depreciation & amortization on
 intangible assets                           (23 001)             (19 109)
Tangible assets (gross)                      576 455              643 377
Depreciation & amortization on
 tangible assets                            (340 230)            (408 316)
                                        -------------        -------------

    NET TANGIBLE AND INTANGIBLE
     ASSETS                                  720 780              845 636

Investments (non-consolidated
 companies)                                    3 813               23 877
Investments (equity subsidiaries)            126 160              136 180
Interco loans                                 24 099               35 557
Other financial assets                        26 066               34 026
Provision on financial assets                 (2 919)             (21 985)
                                        -------------        -------------
           NET FINANCIAL ASSETS              177 219              207 655
                                        -------------        -------------

CURRENT ASSETS                             3 624 053            3 848 894
==============                          -------------        -------------

Work in progress                             125 338              194 103
Advance payments made                        168 468               64 020
Accounts receivable (net)                  1 794 928            1 960 956
Interco receivable                            10 473               16 945
Other debtors                                889 525            1 063 543
Cash                                         635 321              549 327
                                        -------------        -------------

OTHER CURRENT ASSETS                          45 925               70 879
====================                    -------------        -------------


                                        -------------        -------------

                   TOTAL ASSETS            4 567 977            4 973 064
- --------------------------------------------------------------------------


LIABILITIES & EQUITY                      31.12.1993           31.12.1994
- --------------------------------------------------------------------------

TOTAL EQUITY                                 878 010              820 323
============                            -------------        -------------

Equity (before net income),
 Group Share                                 369 647              361 434
Net income, Group Share                      131 659               70 738
                                        -------------        -------------

    TOTAL NET EQUITY NET INCOME              501 306              432 172

Equity (before net income),
 Non-Group Share                             292 099              330 511
Net income, Non-Group Share                   84 605               57 640
                                        -------------        -------------
               TOTAL NET INCOME              376 704              388 151
                                        -------------        -------------

PROVISIONS FOR CONTINGENCIES                 210 543              320 571
============================            -------------        -------------

SHORT TERM LIABILITIES                     3 409 291            3 758 653
======================                  -------------        -------------

Borrowings (not banks)                       301 569              528 661
Banks                                        382 226              399 468
Advance payments from clients                172 547              133 197
Accounts payable                           1 283 313            1 465 410
Interco payable                               82 955               49 950
Other creditors                            1 186 681            1 181 967
                                        -------------        -------------

OTHER ACCRUALS                                70 133               73 517
                                        -------------        -------------


                                        -------------        -------------

     TOTAL LIABILITIES & EQUITY            4 567 977            4 973 064
- --------------------------------------------------------------------------

PUBLICIS COMMUNICATION GROUP                                              P 1/2

            CONSOLIDATED STATEMENT OF CHANGE IN FINANCIAL POSITION
                          (US GAAP-in thousands FRF)

'000 FRF                                                1993            1994

SOURCE OF WORKING CAPITAL
- -------------------------
NET INCOME                                             216 264         128 378

Depreciation                                            88 999         185 037
                                                    --------------------------
SUB-TOTAL                                              305 263         313 415

Equity earnings of affiliates                          (42 117)        (46 142)
Dividends received from affiliates                       6 968           5 413

Loan                                                   130 610         144 544

Other borrowings                                        40 000         (20 000)

Exchange differences & others                          (11 147)         (7 467)
                                                    ==========================

TOTAL SOURCE                                           429 577         389 763


APPLICATION OF WORKING CAPITAL
- ------------------------------

Paid out dividends                                      55 113          61 508

Purchase of interest in affiliated companies                 0          23 011

Investments                                            343 902         210 819

Increase in other fixed assets                          62 452         102 861
                                                    ==========================

TOTAL APPLICATION                                      461 467         398 199

INCREASE (DECREASE) IN WORKING CAPITAL                 (31 890)         (8 436)
                                                       -------          ------

PUBLICIS COMMUNICATION GROUP                                              P 2/2

            CONSOLIDATED STATEMENT OF CHANGE IN FINANCIAL POSITION
                          (US GAAP--in thousand FRF)

'000 FRF                                                1993           1994

INCREASE (DECREASE) IN CURRENT ASSETS
- -------------------------------------

Cash                                                   (43 473)       (85 994)

Accounts receivables (net)                            (878 971)       166 028

Expenditure billable to clients                        (23 239)        68 765

Other current assets                                   305 829        100 996

                                                  ----------------------------
                                    Sub-total         (639 854)       249,795


INCREASE (DECREASE) IN CURRENT LIABILITIES
- ------------------------------------------

Provision for contingencies                             40 380         30 028

Accounts payable                                      (700 918)       182 097

Bank borrowings                                       (141 213)        17 242

Loans and other borrowings                             (10 504)       102 548

Other current liabilities                              204 291        (73 684)

                                                  ----------------------------
                                    Sub-total         (607 964)       258,231

INCREASE (DECREASE) IN WORKING CAPITAL                 (31 890)        (8 436)
- --------------------------------------                 -------         ------

                            PUBLICIS COMMUNICATION


       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF 31/12/1994.


PREAMBLE:

The accounts of the FCA! Group, acquired in December 1993 are consolidated within Publicis Communication since January 1st 1994.

The economical restructuration of the FCA! Group carried out during the year 1994 entailed:
- -   a combination of its French advertising agencies with those of Publicis
    Conseil and of its media buying subsidiary with Publicis Centre Media;
- -   the insertion of its European activities within the BMZ network;
- -   in the USA, the merger of its subsidiary Bloom with Publicis New York.
These internal operations have no impact on the profit and loss account nor on the net equity of the Group.

The assessed Goodwill of the FCA! Group was immediately written-off against net equity as at December 31st, 1993.


I.  CONSOLIDATION PRINCIPLES.
    ------------------------

    PUBLICIS COMMUNICATION GROUP'S consolidated financial statements as at December 31, 1994 have been prepared in accordance with the French legislation and are in conformity with generally accepted international accounting principles.

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


II. SUMMARY OF MAJOR ACCOUNTING POLICIES.
    ------------------------------------

    COMPANIES CONSOLIDATED:
    ----------------------

    Since January 1st, 1994 the FCA! Group has been included within the Publicis Communication's scope of consolidation, after various mergers and restructurations. It is, therefore, very difficult and almost impossible to make a comparison with 1993 consolidated figures. However, on a constant basis, Publicis Communication's activities would have grown by 1%.

GENERAL:
- -------

The accounting policies used as at December 31, 1994 are identical to those used in preparing the consolidated financial statements of the Publicis Group.


TANGIBLE AND INTANGIBLE ASSETS:
- ------------------------------

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


GOODWILL:
- --------

The excess costs over the net book value of subsidiaries, after reallocating potential capital gains to the assets concerned, by their nature, are considered:

 - on the one hand, to be intangible assets, justified by elements such as: market shares, trade marks, clients' lists, brands ... Usually they are not amortized. However, each year, a careful examination is made to determine their market value. If their market value is durably inferior to their acquisition cost, a provision for depreciation is made.

 - on the other hand, to be unidentified elements amortized over a maximum period of 40 years.

In any case, all goodwill of small value are immediately depreciated at 100%.

The application of the Sapin Law to a full year period has strongly affected the profitability of our Media buying activities, and could endanger the actual value of goodwill raised on these companies.

However, given that the long term effects of the Sapin Law are not completely known and that the restructuration steps taken up to now should improve this sector's future profitability, Media buying goodwill amounting to 50 million francs, has not been depreciated this year.

Nevertheless, if this sector does not recover rapidly, we will have to register an exceptional depreciation of media buying goodwill.


WORK IN PROGRESS:
- ----------------

Work in progress is valued at the lower of cost and net realisable value.


BILLINGS:
- --------

Since March 31, 1993, the Sapin Law has been changing the accounting principles applicable to Media Buying activities. In order to be able to show comparable Billings with last year and to be in line with the principles applied by our foreign competitors, our consolidated Media Revenues raised in France have been capitalised using the international multiple of 6,67.


RETIREMENT INDEMNITIES:
- ----------------------

FRENCH SUBSIDIARIES:
- -------------------

Retirement indemnities acquired by employees over 60 years of age appear, with their related social charges, in the provision for contingencies. The yearly movements in the provision for the retirement indemnities shown on the Balance Sheet are accounted for in the yearly expenses.

Probable retirement indemnities acquired by employees between 55 and 60 years of age, with their related social charges, are shown in the Contingent Liabilities.

Probable retirement indemnities, acquired by employees under 55 years of age are not taken into account due to the high turnover in our profession.

FOREIGN SUBSIDIARIES:
- --------------------

Retirement indemnities are accrued for in accordance with the laws and regulations specific to each country.


INCOME TAX:
- ----------

All actual and deferred Income Taxes payable are accounted for. Deferred Income Tax assets or potential fiscal credits are not recognised with the exception of a latent fiscal credit of 33-1/3% calculated on the provision for the French statutory profit sharing.

III) COMMENTS ON THE CONSOLIDATED ACCOUNTS:
     -------------------------------------


     SUBSIDIARIES' CONTRIBUTION IN GROUP ACTIVITIES:
     ----------------------------------------------
     The breakdown of this contribution is as follows:

- -------------------------------------------------------------------------------
                                   Billings               Net Income before
                                                         Extraordinary items
                                                           Group Share (1)
- -------------------------------------------------------------------------------

    - France                         35%                          16%
    - Europe                         58%                          45%
    - United States                   7%                          39%
                              -------------------------------------------------

                                    100%                         100%
- -------------------------------------------------------------------------------

(1)  Including results of subsidiaries consolidated on an equity basis.


     TANGIBLE ASSETS:
     ---------------

- -------------------------------------------------------------------------------------------------------------------------

                 31/12/1993                      Movements 1994                   31/12/1994                 31/12/1994
                   Gross      Acquisitions   Disposals    Changes in     Exchange    Gross     Amortization      Net
                  Amount                                   scope of     and Others   Amount                    Amount
                                                         consolidation
- -------------------------------------------------------------------------------------------------------------------------

Land & Buildings    38 300                                                  943      39 243      (11 047)       28 196

Others             538 155      104 966       (98 871)     66 414        (6 530)    604 134     (397 269)      206 865
- -------------------------------------------------------------------------------------------------------------------------
TOTAL              576 455      104 966       (98 871)     66 414        (5 587)    643 377     (408 316)      235 061
- -------------------------------------------------------------------------------------------------------------------------


    INTANGIBLE ASSETS:
    -----------------

- -------------------------------------------------------------------------------------------------------------------------
                 31/12/1993                   Movements 1994                      31/12/1994                 31/12/1994
                   Gross      Acquisitions       Disposals        Exchange           Gross     Amortization      Net
                  Amount                                         and Others         Amount                    Amount
- -------------------------------------------------------------------------------------------------------------------------

Goodwill           468 409      130 675       (27 001)               1 273          573 356           0        573 356

Acquired Goodwill   21 379        3 360          (450)                   0           24 289        (136)        24 153

Software & Others   17 768       11 397          (121)               2 995           32 039     (18 973)        13 066

- -------------------------------------------------------------------------------------------------------------------------
TOTAL              508 556      145 432       (27 572)               4 268          629 684     (19 109)       610 575
- -------------------------------------------------------------------------------------------------------------------------

COMPANIES ON AN EQUITY BASIS:
- ----------------------------

True North Communications, listed on the New York Stock Exchange is included in investments on an equity basis for an amount of KF 124 822. Publicis Communication owns 2 329 000 True North Communications shares (20,39%) whose stock market value was K USD 100 147 as at December 31st, 1994 and K USD 74 528 as at February 28th, 1995.


VARIATION IN STOCKHOLDERS' EQUITY
- ---------------------------------

The variation of the stockholders' equity between December 31st, 1993 and December 31st, 1994 is as follows: (in thousands of FF)



- --------------------------------------------------------------------------------
               Thousands of FF            Total        Group           Minority
                                                       Share            Share
- --------------------------------------------------------------------------------

Net Equity 31/12/93                       661 746      369 647         292 099

1993 Net Income                           216 264      131 659          84 605


                                          -------      -------         -------
Theoritical Equity 31/12/94
 (before 1994 Net Income)                 878 010      501 306         376 704



Movements in 1994 affecting the equity:



Dividends distributed                     (56 762)     (29 700)        (27 062)

Exchange differences                       (7 414)      (8 950)          1 536

Goodwill (1)                              (83 854)     (83 854)              0

Changes in cos consolidated and Others    (38 035)     (17 368)        (20 667)

- --------------------------------------------------------------------------------

TOTAL NET EQUITY 31/12/1994 (BEFORE
 1994 NET INCOME)                         691 945      361 434         330 511
- --------------------------------------------------------------------------------

(1) As at December 31st, 1993, the assessed amount of Goodwill (ie. 300 million Francs) related to the FCA acquisition was immediately written-off against net equity.
     In 1994, the final amount of this goodwill was calculated and the new Goodwill, amounting to KF 56 884 was also written-off against net equity.

     Is also included in "Goodwill" an amount of KF 23 011 related to the acquisition, in 1994, of True North Communications new shares, made in order to maintain our ownership level in this company.
     In the same way as the Goodwill raised when signing the Alliance, this 1994 Goodwill was also written-off against net equity.

NET EQUITY OF THE GROUP:
- -----------------------

The Net Equity of the Group is as follows: (in thousands of FF)

- --------------------------------------------------------------------------------
Share Capital of the mother company (1)                       135 000
Reserves of the mother company                                (21 288)
Consolidated reserves                                         247 722
- --------------------------------------------------------------------------------
Group's Net Equity as of 31/12/1994                           361 434
- --------------------------------------------------------------------------------

(1)  As at December 31st, 1994 Publicis Communication's shareholders were:

           Publicis SA                                    74,07%
           True North Communications                      25,93%



CAPITAL INCREASE:
- -----------------

In January 1995, a 500 million francs capital increase was made by issuing 500 000 shares, each share having a face value of 100 francs and a share issue premium of 900 francs. True North Communications only subscribed up to 35 million francs and Publicis SA the remaining balance, part of it by incorporating its loan 318,8 million francs which is shown under "Financial Debts other than Banks" in the Balance Sheet as at 31/12/1994. After the capital increase, Publicis Communication's ownership is as follows:

Publicis SA                                               79,17%
True North Communications                                 20,83%


PROVISION FOR CONTINGENCIES:
- ---------------------------

- --------------------------------------------------------------------------------
         (in thousands of FF)        31/12/1993        Variation     31/12/1994
- --------------------------------------------------------------------------------
Pensions-Retirement indemnities         106 590            6 655       113 245
Provision for extraordinary
 costs-Italy                                  0           80 000        80 000
Provisions for litigations               28 349            7 554        35 903
Provisions-General risks                 13 947             (644)       13 303
Provisions-Clients risks                 26 773           10 445        37 218
Other provisions                         34 884            6 018        40 902
- --------------------------------------------------------------------------------
             TOTAL                      210 543          110 028       320 571
- --------------------------------------------------------------------------------

INCOME TAX:
- ----------

In 1994, Publicis Conseil benefited from an Income Tax saving, amounting to approximately 15 million francs, as a result of the fiscal losses brought by FCAB. As at December 31st, 1994, KF 87 471 ordinary fiscal losses and KF 93 384 long term fiscal losses can be carried forward.

EXCEPTIONAL COSTS:
- -----------------

They mainly include restructuration costs.

EXTRAORDINARY LOSS:
- ------------------

Publicis FCB Europe has recorded a provision for exceptional restructuration costs and a partial depreciation of Goodwill of FF 80 000 on its Italian activities. Its impact on the Net Income Group Share is KFF 40 800.

CONSOLIDATED CASH FLOW:
- ----------------------

- -------------------------------------------------------------------------------
(in thousands of FF)                                  1993       1994       %
- -------------------------------------------------------------------------------
Consolidated Net Income before extraordinary loss    216 264    208 378
Provision for depreciation                            88 999    105 037

Cash Flow                                            305 263    313 415    +3%

of which: Group Share                                181 464    172 881    -5%
- -------------------------------------------------------------------------------

EMPLOYEES:
- ---------

- -------------------------------------------------------------------------------
                                                 % variation       % variation
               31/12/1993       31/12/1994        1993/1994         1993/1994
                                                   Actual           Constant
                                                  Perimeter         Perimeter
- -------------------------------------------------------------------------------
France              1 431            1 654               16%               -3%

Europe              2 212            2 218                0%               -2%

USA                    54              283              424%              -28%
- -------------------------------------------------------------------------------
Total               3 697            4 155               12%               -3%
- -------------------------------------------------------------------------------

CONTINGENT LIABILITIES:
- ----------------------

- --------------------------------------------------------------------------------
                 (in thousands of FF)                              Given
- --------------------------------------------------------------------------------
Discounted bills not yet matured                                    4 867
Guarantees                                                          4 029
Pension rights (retirement indemnities)                             4 663
Hirer purchase-other lease agreements                               7 435
Others                                                              4 521
- --------------------------------------------------------------------------------
                       TOTAL                                       25 515
- --------------------------------------------------------------------------------

              LISTE DES SOCIETES CONSOLIDEES AU 31 DECEMBRE 1994

/ SOCIETES CONSOLIDEES PAR INTEGRATION GLOBALE


- ------------------------------------------------------------------------------------------------------------------------
| Nom des Societes                      % controle  Activite             Pays                  Villes                  |
- ------------------------------------------------------------------------------------------------------------------------

1--AGENCIES DE PUBLICITE

PUBLICIS COMMUNICATION                  100.00      Financiere           France                Paris

PUBLICIS CONSEIL                         99.61      Publicite            France                Paris
  Loeb et associes                       55.00      Publicite            France                Paris
  FCA!/B.M.Z.                           100.00      Publicite            France                Paris
  Idees Dialogue Conseil                 90.00      Publicite            France                Paris
  Intelligences                         100.00      Publicite            France                Paris
  Mundoprint                            100.00      Publicite            France                Paris
  Interplans Edition                    100.00      Publicite            France                Paris
  Procis                                 89.40      Publicite            France                Paris
  Publicis Direct                        65.50      Publicite            France                Paris
  TV Mission                             77.80      Publicite            France                Paris
  ID3D                                   69.88      Publicite            France                Paris
  Extension                             100.00      Publicite            France                Paris
  Publicis Consultants                  100.00      Publicite            France                Paris
  Publicis Design                       100.00      Publicite            France                Paris
  Media-System                           99.66      Publicite            France                Paris
    Media-Finance                        72.00      Publicite            France                Paris
    Media-System Est                     50.00      Publicite            France                Strasbourg
    Media-System U.K. Ltd.              100.00      Publicite            Grande Bretagne       Londres
    Jonction                             80.00      Publicite            France                Paris
  Publicis Hourra                        80.78      Publicite            France                Lille
    Epure                                89.94      Publicite            France                Lille
  Publicis Edico                         80.98      Publicite            France                Lyon, Clermont-Ferrand
  Publicis Mediterranee                  99.95      Publicite            France                Marseille
  Publicis Soleil                        50.25      Publicite            France                Toulouse, Montpellier
  Publicis Grand Angle                   76.94      Publicite            France                Brest, Nantes, Rennes
    Positif                              99.80      Publicite            France                Brest
    Publicis Grand Ouest                 99.90      Publicite            France                Nantes, Rennes
  Publicis Grand Est                     96.42      Publicite            France                Nancy, Dijon, Strasbourg
  Publicis Qualigraphie                  83.00      Publicite            France                Rouen, Caen
    Reseau Graphic                       52.00      Publicite            France                Rouen
  Publicis Altantique                    95.10      Publicite            France                Bordeaux
  Expression                             51.00      Publicite            France                Bordeaux
  Racines Grand Centre                   66.00      Publicite            France                Tours
  SKT                                    70.00      Publicite            France                Paris
    Exaudi                               99.00      Publicite            France                Paris
  Koufra                                 50.00      Publicite            France                Strasbourg
  CRC                                    74.80      Publicite            France                Paris
  Motivom                                74.50      Publicite            France                Paris
  Exclamation                            95.00      Publicite            France                Paris

PUBLICIS BLOOM                           96.15      Publicite            Etats-Unis            New-York, Dallas

PUBLICIS FCB EUROPE                      51.00      Financiere           Pays-Bas              Amsterdam, Paris

  Publicis FCB Wien                     100.00      Publicite            Autriche              Vienne

  Publicis FCB Belgique                 100.00      Publicite            Belgique              Bruxelles
    Linea Organisation Full Option       51.00      Publicite            Belgique              Bruxelles
      Cre-Action                         51.00      Publicite            Belgique              Bruxelles
  Publicis FCB Direct                   100.00      Publicite            Belgique              Bruxelles
  FCA / B.M.Z.                          100.00      Publicite            Belgique              Bruxelles


- ------------------------------------------------------------------------------------------------------------------------
| Nom des Societes                      % controle  Activite             Pays                  Villes                  |
- ------------------------------------------------------------------------------------------------------------------------

  Publicis FCB                          100.00      Publicite            Danemark              Copenhague

  Markkinointi Topitorma                 45.03      Publicite            Finlande              Helsinski

  FCB Paris                             100.00      Publicite            France                Paris
    Kenya                                51.00      Publicite            France                Paris
    Empir                               100.00      Publicite            France                Paris
    Axe Publicite                       100.00      Publicite            France                Paris
    Empir Media                         100.00      Achat d'espaces      France                Paris

  Publicis FCB Communication Germany    100.00      Financiere           Allemagne             Dusseldorf
    BMZ/FCA                              64.50      Publicite            Allemagne             Dusseldorf
    More Media                           90.00      Publicite            Allemagne             Dusseldorf
    Promofrance                         100.00      Publicite            Allemagne             Francfort
    Optimedia                           100.00      Achat d'espaces      Allemagne             Dusseldorf
    FCB Direct                          100.00      Publicite            Allemagne             Hambourg
      FCB Hambourg                       87.00      Publicite            Allemagne             Hambourg
    Publicis Vicom Werbeagentur          90.00      Publicite            Allemagne             Francfort
    B.R.P. Unternehmen Kommunikation     51.00      Publicite            Allemagne             Dusseldorf
    Publicis M.C. &. D. Werbeagentur     50.00      Publicite            Allemagne             Erlangen, Munich
    Publicis M.C. &. D. Messeagentur     50.00      Publicite            Allemagne             Erlangen, Munich
  Publicis Werbeagentur                 100.00      Publicite            Allemagne             Francfort
    Mundocom Germany                    100.00      Publicite            Allemagne             Francfort

  Publicis FCB Hungary                  100.00      Publicite            Hongrie               Budapest

  Publicis FCB Communication Italia     100.00      Financiere           Italie                Milan
    Publicis FCB                         95.00      Publicite            Italie                Milan, Rome
    BMZ Italia                          100.00      Publicite            Italie                Milan
    Optimedia                           100.00      Achat d'espaces      Italie                Milan
      Highmedia                          70.00      Achat d'espaces      Italie                Milan
    Solaris                             100.00      Publicite            Italie                Milan

  Overad                                100.00      Financiere           Pays-Bas              Amsterdam
    Publicis/FCB Prad                   100.00      Publicite            Pays-Bas              Amsterdam
    Publicis/FCB Prad                   100.00      Publicite            Pays-Bas              Eindhoven
    HVR / B.M.Z.                        100.00      Publicite            Pays-Bas              La Haye
    Mundocom A.A.C.                     100.00      Publicite            Pays-Bas              Amsterdam, Eindhoven
    Kern Habbema & Yap                   53.00      Publicite            Pays-Bas              Amsterdam
    Overad Property                     100.00      Financiere           Pays-Bas              Amsterdam

  Publicis FCB Norway                    50.02      Publicite            Norvege               Oslo
    Publicis FCB Direct                  91.00      Publicite            Norvege               Oslo
    Strategic Marketing                  91.00      Publicite            Norvege               Oslo
    Basic                                91.00      Publicite            Norvege               Oslo
    Publicis FCB Reclamebyra             91.00      Publicite            Norvege               Oslo
    Park Reclamebyra                     91.00      Publicite            Norvege               Oslo
    Sponsor Marketing                    65.00      Publicite            Norvege               Oslo
    Rodstern Werner Film                100.00      Publicite            Norvege               Oslo

  Publicis FCB Poland                    78.00      Publicite            Pologne               Varsovie


- ------------------------------------------------------------------------------------------------------------------------
| Nom des Societes                      % controle  Activite             Pays                  Villes                  |
- ------------------------------------------------------------------------------------------------------------------------

  FCB Publicidade                        83.00      Publicite            Portugal              Lisbonne
  Publicis Ciesa                         90.00      Publicite            Portugal              Lisbonne
  BMZ/Park                               68.00      Publicite            Portugal              Lisbonne
  Comunicar                              90.00      Publicite            Portugal              Lisbonne
  Optimedia                              93.00      Achat d'espaces      Portugal              Lisbonne

  Publicis FCB Arge                     100.00      Publicite            Espagne               Madrid, Barcelone
  Optimedia                              98.00      Achat d'espaces      Espagne               Madrid

  Farner Publicis FCB Werbeagentur       90.00      Publicite            Suisse                Zurich
  Bureau d'Etudes Publicitaires B.E.P.  100.00      Publicite            Suisse                Lausanne

  MMS                                   100.00      Publicite            Grande Bretagne       Londres
    Publicis Ltd                        100.00      Publicite            Grande Bretagne       Londres
    FCB Advertising                     100.00      Publicite            Grande Bretagne       Londres
    FCB Impact                          100.00      Publicite            Grande Bretagne       Londres
    Mundocom                            100.00      Publicite            Grande Bretagne       Londres
    Optimedia International             100.00      Achat d'espaces      Grande Bretagne       Londres

  PUBLICIS CENTRE MEDIA                  99.94      Achat d'espaces      France                Paris
    Credome                              99.96      Etudes medias        France                Paris
    Optimedia                           100.00      Achat d'espaces      France                Paris

  FCA BMZ International                  60.00      Publicite            France                Paris
  Wam                                    99.76      Publicite            France                Paris
  FCA Sabbatini Baldoni Panzeri          98.10      Publicite            Italie                Milan
  FCA Amsterdam                          80.85      Publicite            Pays Bas              Amsterdam
    FCA Walker                           57.00      Publicite            Pays Bas              Amsterdam
    FCA Werner & Messelink               61.00      Publicite            Pays Bas              Amsterdam
  FCA London                             90.05      Publicite            Grande Bretagne       Londres

B / SOCIETES CONSOLIDEES PAR MISE EN EQUIVALENCE

  FCB Communications                     20.39      Publicite            Etats-Unis            Chicago
  Gnomi FCB                              40.00      Publicite            Grece                 Athenes
  Marianne                               32.80      Publicite            France                Paris
  CID FCA                                25.00      Publicite            Espagne               Madrid, Barcelone, Seville,
                                                                                               Valence, Saragosse, Bilbao

                                LOGO OF MAZARS

                             CABINET ROBERT MAZARS

We have examined the consolidated balance sheet of PUBLICIS COMMUNICATION and subsidiaries as of December 31, 1994 and the related consolidated statements of income, stockholders' equity and changes in financial position for the year in the period ended December 31, 1994. These statements present a net equity (group share) of 361.434.000 FF and a net income (group share) of 70.738.000 FF. Our examination was made in accordance with generally accepted auditing standards and, accordingly, include such tests of the accounting records and other auditing procedures that we considered necessary in the circumstances.

In our opinion, the financial statements referred to above present fairly the financial position of PUBLICIS COMMUNICATION and subsidiaries as of December 31, 1994, and the result of their operations and the changes in their financial position for the year in the period ended December 31, 1994, in conformity with generally accepted accounting principles applied on a consistent basis.

                             Paris, 6th June 1995


Signature of Frederic Allilaire                Signature of Jose Marette

/s/ Frederic ALLILAIRE                         /s/ Jose MARETTE


          Tour Fiat, Paris-La Defense 6    135, bd Haussmann Paris 8e

Adresse postale : Tour Fiat . Cedex 16 . 92084 Paris-La Defense . Telephone :
(1) 47 96 62 00 . Telecopie : (1) 47 96 62 62

Allemagne . Argentine . Australie . Belgique . Canada . Espagne . Etats-Unis . France . Grande-Bretagne . Grece . Hong-Kong

Hongrie . Irlande . Italie . Japon . Luxembourg . Maroc . Pays-Bas . Pologne . Portugal . Republique Tcheque . Suisse . Slovaquie .Ukraine

SOCIETE ANONYME A DIRECTOIRE ET CONSEIL DE SURVEILLANCE D'EXPERTISE COMPTABLE (CONSEIL REGIONAL DE PARIS) ET DE COMMISSARIAT AUX COMPTES (COMPAGNIE REGIONALE DE PARIS)

CAPITAL DE 5 031 000 F . RCS PARIS 650 500 390 . CODE APE 741 C . SIEGE SOCIAL :
135, BOULEVARD HAUSSMANN PARIS 8e

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Date: June 16, 1995

                                          True North Communications Inc.

                                              /s/ John J. Rezich
                                          By: _________________________________
                                              John J. Rezich
                                              Controller (Chief Accounting
                                              Officer)