Form 10-Q
period 1995-06-30
TRUE NORTH COMMUNICATIONS
filed 1995-08-14
CIK 37931

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934


For the quarter ended June 30, 1995          Commission file no. 1-5029



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



There were 23,192,559 shares of the Registrant's 33 1/3 cents per share par value Common Stock outstanding as of August 14, 1995.

                        TRUE NORTH COMMUNICATIONS INC.
                                     INDEX

                                                                    PAGE
                                                                   NUMBER
                                                                   ------
PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements and Exhibits

          Consolidated Statements of Income for the
            Three Months Ended June 30, 1994 and 1995                 3

          Consolidated Statements of Income for the
            Six Months Ended June 30, 1994 and 1995                   4

          Consolidated Balance Sheets as of June 30, 1994,
            December 31, 1994, and June 30, 1995                      5

          Consolidated Statements of Cash Flows for the
            Six Months Ended June 30, 1994 and 1995                   6

          Notes to Consolidated Condensed Financial
            Statements                                                7

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Operating Results                           8


PART II. OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security Holders        10

  Item 6. Exhibits and Reports on Form 8-K                           10

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)
               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                             Three months ended June 30
                                                 1994          1995
                                               --------      --------
Revenues                                       $102,078      $110,857
                                               --------      --------

Costs and Expenses:
  Salaries and employee benefits               $ 62,682      $ 68,868
  Office and general expenses                    28,370        32,416
  Other (income) expense                          1,275         1,456
                                               --------      --------
     Total Costs and Expenses                  $ 92,327      $102,740
                                               --------      --------

Income Before Provision for Taxes on Income    $  9,751      $  8,117

Provision for Federal, Foreign & State
  Income Taxes                                    4,485         3,841
                                               --------      --------
                                               $  5,266      $  4,276

Minority Interest Credit (Expense)                  184           187
Equity in Earnings (Losses) of Affiliated
  Companies                                       5,009         6,893
                                               --------      --------
Net Income                                     $ 10,459      $ 11,356
                                               ========      ========

Net Income Per Share                           $    .46      $    .51
                                               ========      ========

Average Number of Common and Common
  Equivalent Shares Outstanding                  22,737        22,482
                                               ========      ========

The accompanying notes are an integral part of these statements.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)
               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                              Six months ended June 30
                                                  1994        1995
                                                --------    --------
Revenues                                        $190,440    $206,246
                                                --------    --------

Costs and Expenses:
   Salaries and employee benefits               $117,837    $129,451
   Office and general expenses                    56,282      61,542
   Unusual items                                      --      10,185
   Other (income) expense                          2,500       3,136
                                                --------    --------
      Total Costs and Expenses                  $176,619    $204,314
                                                --------    --------

Income Before Provision for Taxes on Income     $ 13,821    $  1,932

Provision for Federal, Foreign & State
   Income Taxes                                    6,357       1,707
                                                --------    --------
                                                $  7,464    $    225

Minority Interest Credit (Expense)                   111         136
Equity in Earnings (Losses) of Affiliated
   Companies                                       4,756         (33)
                                                --------    --------
Net Income                                      $ 12,331    $    328
                                                ========    ========

Net Income Per Share                            $    .54    $    .01
                                                ========    ========

Average Number of Common and Common
   Equivalent Shares Outstanding                  22,724      22,417
                                                ========    ========

The accompanying notes are an integral part of these statements.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                            (AMOUNTS IN THOUSANDS)


                                          June 30    Dec. 31    June 30
                                           1994       1994       1995
                                         ---------  ---------  ---------
ASSETS:
-------
 Cash and short-term investments         $ 71,070   $ 77,063   $ 37,506
 Accounts receivable, net                 307,596    275,851    339,484
 Other current assets                      40,260     29,814     49,645
                                         --------   --------   --------
  Total current assets                   $418,926   $382,728   $426,635

 Property and equipment, net               45,542     45,660     44,187
 Goodwill                                  51,148     55,834     61,236
 Investment in affiliated companies       175,674    177,948    183,350
 Other noncurrent assets                   12,376     11,574     12,039
                                         --------   --------   --------
  Total assets                           $703,666   $673,744   $727,447
                                         ========   ========   ========


LIABILITIES AND STOCKHOLDERS' EQUITY:
-------------------------------------
 Accounts payable and accruals           $392,866   $386,284   $405,771
 Short-term bank borrowings                34,757      7,864     48,463
 Current portion of long-term debt            700      5,389      5,342
                                         --------   --------   --------
  Total current liabilities              $428,323   $399,537   $459,576
                                         --------   --------   --------

 Deferred taxes                          $  5,268   $  7,427   $  4,304
                                         --------   --------   --------
 Long-term debt                          $ 10,489   $  5,496   $  4,994
                                         --------   --------   --------
 Accrued future compensation exp.        $ 28,468   $ 32,508   $ 35,098
                                         --------   --------   --------
 Other noncurrent liabilities            $ 22,620   $ 21,019   $ 18,047
                                         --------   --------   --------

 Common stock                            $  3,908   $  3,915   $  7,830
 Paid-in capital                          121,456    121,708    116,857
 Retained earnings                         89,061    100,011     93,481
 Less-Treasury stock                         (692)   (13,653)    (7,241)
 Cumulative translation adjustment         (5,235)    (4,224)    (5,499)
                                         --------   --------   --------
  Total stockholders' equity             $208,498   $207,757   $205,428
                                         --------   --------   --------
  Total liabilities and
    stockholders' equity                 $703,666   $673,744   $727,447
                                         ========   ========   ========

The accompanying notes are an integral part of these balance sheets.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                            (AMOUNTS IN THOUSANDS)


                                                     Six months ended June 30
                                                         1994       1995
                                                       ---------  ---------
Cash Flows From Operating Activities:
-------------------------------------
   Net income                                          $ 12,331   $    328
   Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization                          7,187      8,197
   Deferred compensation expense                         (1,135)     2,494
   Equity earnings of affiliates, net of dividends
    received                                             (4,404)       584
   Accounts receivable                                  (50,463)   (63,633)
   Accounts payable and accruals                         47,056    (12,333)
   Billable expenditures and other current assets        (7,951)   (19,831)
   Other noncurrent assets                                2,889       (465)
   Noncurrent liabilities                                (3,944)    (6,095)
   Other                                                    470      1,395
                                                       --------   --------
                                                       $  2,036   $(89,359)
                                                       --------   --------

Cash Provided By (Used For) Financing Activities:
-------------------------------------------------
   Short-term investments and marketable securities    $  4,706   $ 47,013
   Additions to long-term debt                               21         --
   Payments of long-term debt                           (25,236)       (59)
   Cash dividends paid                                   (6,999)    (6,858)
   Common stock issuances                                 3,283      5,476
   Liability for cash overdrafts                         10,825     31,820
   Short-term borrowings                                 29,687     40,599
                                                       --------   --------
                                                       $ 16,287   $117,991
                                                       --------   --------

Cash Provided By (Used For) Investment Activities:
--------------------------------------------------
   Purchase of subsidiaries                            $ (4,396)  $ (8,788)
   Purchase of interest in affiliated companies              --     (7,645)
   Capital expenditures, net of retirements              (3,398)    (4,743)
                                                       --------   --------
                                                       $ (7,794)  $(21,176)
                                                       --------   --------
Increase (Decrease) In Cash                            $ 10,529   $  7,456
Balance at beginning of period                           26,111     24,598
                                                       --------   --------
Balance at end of period                               $ 36,640   $ 32,054
                                                       ========   ========

The accompanying notes are an integral part of these statements.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1995
                                  (UNAUDITED)



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

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



QUARTER ENDED JUNE 30, 1995
---------------------------

Net income for the second quarter totaled $11,356 or $.51 per share, up 8.6% over 1993 second quarter net income of $10,459 or $.46 per share.

Revenues increased 8.6% to $110,857 in 1995 from $102,078 in 1994. North American revenues increased 1.8% to $84,530 while international revenues increased 38.2% to $26,327. Excluding the impact of acquisitions, revenues would have increased 4.5% between years.

Salaries and employee benefits increased 9.9% between years from $62,682 to $68,868 in 1995 compared to the 8.6% increase in consolidated revenues. The primary reasons that salaries and employee benefits increased at a rate higher than the rate of increase in revenues are that 1) the Company has hired additional personnel to increase its competency in computer technologies which impact the advertising business, and, 2) the Company has hired new management for its Asia region, which is anticipated to have the greatest opportunity for growth compared to other regions over the next several years. Office and general expenses increased 14.3% between years from $28,370 to $32,416. 1994 office and general expenses included a one-time gain of $1,750 related to the sale of a former subsidiary of the Company. Excluding this one-time gain, the rate of increase between years in office and general expense spending was approximately 7.6% due to inflation and increased spending on new computer technologies. Other expense increased from $1,275 in 1994 to $1,456 in 1995 due entirely to higher net interest expense.

Equity income, which consists primarily of True North's share of European operations, was $6,893 in 1995 compared to $5,009 in 1994. European operating results were favorably impacted by currency exchange rates and a strengthening of the French economy.

SIX MONTHS ENDED JUNE 30, 1995
------------------------------

Results for the first six months of 1995 include unusual items. As further discussed below, these unusual items resulted in charges against after-tax earnings totaling $13,376 or $.60 per share.

Revenues increased 8.3% to $206,246 in 1995 from $190,440 in 1994. North American revenues increased 3.4% to $162,060 while international revenues increased 31.1% to $44,186. Excluding the impact of acquisitions, revenues would have increased 5.8%.

Salaries and employee benefits increased 9.9% between years, higher than the rate of growth in revenues, due to the reasons mentioned above. Office and general expenses increased 9.3% between years to $61,542. Excluding the previously mentioned one-time gain related to the sale of a former subsidiary of the Company from 1994 results, the rate of increase between years in office and general expense spending was approximately 6.0%.

As previously mentioned, results for the first six months of 1995 include unusual items. The Company recorded a pretax charge of $10,185 in the first quarter of 1995: $3,560 of this amount related to the closure of an FCB operation in the Pacific region and $6,625 represented the accrual of the expected costs to settle the Company's dispute with Publicis. Additionally, included in the line item "Equity in earnings (losses) of affiliated companies" is a one-time charge of $7,034 related to the previously disclosed restructuring of the Italian operations of the Publicis*FCB European joint venture. The after-tax impact of these unusual items is a loss of $13,376.

The tax rate for the first six months of 1995 was impacted by unusual items. Excluding unusual items, the 1995 tax rate was 45.8% compared to 46.0% in 1994.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As more fully explained below, the increases in "Accounts receivable, net", "Other current assets", and "Accounts payable and accruals" from the beginning of the year reflect the cyclical nature of the advertising business and are inter-related.

The increase in "Other current assets" is primarily due to the production of client commercials which will be shown during the summer and fall months. The costs related to these commercials are billed to clients during the third quarter when the commercials are completed. Commercial production activity during the last month of the year is typically low.

The increase in "Accounts receivable, net" and "Accounts payable and accruals" is due to the fact that media billings for the month of June 1995 were higher than those of December 1994. During 1995, the increase in "Accounts receivable" was higher than the increase in "Accounts payable and accruals". The primary reason for this is that the Company's accounts receivable to accounts payable ratio was at optimal levels during the last quarter of 1994 and have shifted to levels that are typical of this period of the year. This change in receivable and payable balances was funded by the liquidation of short-term investments and additional short-term debt.

                     PART II.  OTHER INFORMATION



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 17, 1995, Registrant held its Annual Meeting. Holders of 19,674,786 of Registrant's Common Shares were represented in person or by proxy at this meeting. On May 17, Registrant had 22,968,202 Common Shares outstanding.

The following matters were submitted to a vote of security holders at this meeting.

1. Annual Election of Directors - All Directors of Registrant stand for election at each of Registrant's Annual Meetings. Following is the tabulation of votes for each director:

                                      WITHHOLD
                             FOR      AUTHORITY
                          ----------  ---------
   J. B. Ryan             19,540,526    134,260
   Bruce Mason            19,501,660    173,126
   Jack Balousek          19,483,518    191,268
   Louis E. Scott         19,493,267    181,519
   Stephen T. Vehslage    19,448,485    226,301
   Newton N. Minow        19,493,243    181,543
   Craig R. Wiggins       19,338,030    336,756
   Maurice Levy           19,444,908    229,878
   Gregory W. Blaine      19,453,969    220,817
   Laurel Cutler          19,457,229    217,557
   Terry M. Ashwill       19,494,310    180,476
   William A. Schreyer    19,545,243    129,543
   Richard S. Braddock    19,517,701    158,085

   No other person received any votes for election as director.

2. Approval of Arthur Andersen LLP as Registrant's auditors for 1995:

                     FOR       AGAINST   ABSTAIN
                  ----------   -------   -------
                  19,456,197   116,187   102,402


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



                                    TRUE NORTH COMMUNICATIONS INC.
                                              (Registrant)



                                           /S/  John J. Rezich
                              ------------------------------------------
                                               (Signature)

                              John J. Rezich
                              Controller and Chief Accounting Officer



Date: August 14, 1995