Form 10-Q
period 1995-09-30
TRUE NORTH COMMUNICATIONS
filed 1995-11-13
CIK 37931

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934


For the quarter ended September 30, 1995              Commission file no. 1-5029



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

There were 23,328,002 shares of the Registrant's 33-1/3 cents per share par value Common Stock outstanding as of November 10, 1995.

                        TRUE NORTH COMMUNICATIONS INC.
                                     INDEX

                                                                     Page
                                                                    Number
                                                                    ------
PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements and Exhibits

         Consolidated Statements of Income for the
           Three Months Ended September 30, 1994 and 1995              3

         Consolidated Statements of Income for the
           Nine Months Ended September 30, 1994 and 1995               4

         Consolidated Balance Sheets as of September 30, 1994,
           December 31, 1994, and September 30, 1995                   5

         Consolidated Statements of Cash Flows for the
           Nine Months Ended September 30, 1994 and 1995               6

         Notes to Consolidated Condensed Financial
           Statements                                                  7

 Item 2. Management's Discussion and Analysis of Financial
           Condition and Operating Results                             8


PART II. OTHER INFORMATION

 Item 4. Submission of Matters to a Vote of Security Holders          10

 Item 6. Exhibits and Reports on Form 8-K                             10

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
               (Amounts in thousands, except per share amounts)


                                           Three months ended September 30
                                                  1994          1995
                                                --------      --------
Revenues                                        $100,478      $108,654
                                                --------      --------

Costs and Expenses:
  Salaries and employee benefits                $ 62,511      $ 68,969
  Office and general expenses                     29,587        32,417
  Other (income) expense                             366         1,132
                                                --------      --------
    Total Costs and Expenses                    $ 92,464      $102,518
                                                --------      --------

Income Before Provision for Taxes on Income     $  8,014      $  6,136

Provision for Federal, Foreign & State
  Income Taxes                                     3,203         2,646
                                                --------      --------
                                                $  4,811      $  3,490

Minority Interest Credit (Expense)                    98          (115)
Equity in Earnings (Losses) of Affiliated
  Companies                                         (802)          819
                                                --------      --------
Net Income                                      $  4,107      $  4,194
                                                ========      ========
Net Income Per Share                            $    .18      $    .19
                                                ========      ========
Average Number of Common and Common
  Equivalent Shares Outstanding                   22,814        22,655
                                                ========      ========

The accompanying notes are an integral part of these statements.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
               (Amounts in thousands, except per share amounts)



                                              Nine months ended September 30
                                                   1994            1995
                                                 --------        --------
Revenues                                         $290,918        $314,900
                                                 --------        --------
Costs and Expenses:
  Salaries and employee benefits                 $180,348        $198,420
  Office and general expenses                      85,869          93,959
  Unusual items                                        --          10,185
  Other (income) expense                            2,866           4,268
                                                 --------        --------
     Total Costs and Expenses                    $269,083        $306,832
                                                 --------        --------

Income Before Provision for Taxes on Income      $ 21,835        $  8,068

Provision for Federal, Foreign & State
  Income Taxes                                      9,560           4,353
                                                 --------        --------
                                                 $ 12,275        $  3,715

Minority Interest Credit (Expense)                    209              21
Equity in Earnings (Losses) of Affiliated
  Companies                                         3,954             786
                                                 --------        --------
Net Income                                       $ 16,438        $  4,522
                                                 ========        ========
Net Income Per Share                             $    .72        $    .20
                                                 ========        ========
Average Number of Common and Common
  Equivalent Shares Outstanding                    22,750          22,484
                                                 ========        ========

The accompanying notes are an integral part of these statements.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)
                            (Amounts in thousands)



                                          Sept. 30        Dec. 31      Sept. 30
                                            1994            1994         1995
                                          --------        --------     --------
ASSETS:
-------
  Cash and short-term investments         $ 76,251        $ 77,063     $ 46,077
  Accounts receivable, net                 333,211         275,851      331,994
  Other current assets                      37,662          29,814       47,352
                                          --------        --------     --------
    Total current assets                  $447,124        $382,728     $425,423

  Property and equipment, net               45,998          45,660       48,890
  Goodwill                                  52,761          55,834       74,695
  Investment in affiliated companies       173,000         177,948      184,599
  Other noncurrent assets                    9,662          11,574        6,392
                                          --------        --------     --------
    Total assets                          $728,545        $673,744     $739,999
                                          ========        ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
-------------------------------------
  Accounts payable and accruals           $409,487        $386,284     $389,499
  Short-term bank borrowings                39,566           7,864       69,290
  Current portion of long-term debt            614           5,389        5,323
                                          --------        --------     --------
    Total current liabilities             $449,667        $399,537     $464,112
                                          --------        --------     --------
  Deferred taxes                          $  5,268        $  7,427     $  1,855
                                          --------        --------     --------
  Long-term debt                          $ 10,701        $  5,496     $  5,259
                                          --------        --------     --------
  Accrued future compensation exp.        $ 30,599        $ 32,508     $ 34,775
                                          --------        --------     --------
  Other noncurrent liabilities            $ 22,494        $ 21,019     $ 25,394
                                          --------        --------     --------

  Common stock                            $  3,914        $  3,915     $  7,830
  Paid-in capital                          121,873         121,708      116,520
  Retained earnings                         89,652         100,011       94,187
  Less-Treasury stock                         (723)        (13,653)      (5,040)
  Cumulative translation adjustment         (4,900)         (4,224)      (4,893)
                                          --------        --------     --------
    Total stockholders' equity            $209,816        $207,757     $208,604
                                          --------        --------     --------
    Total liabilities and
      stockholders' equity                $728,545        $673,744     $739,999
                                          ========        ========     ========

The accompanying notes are an integral part of these balance sheets.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Amounts in thousands)



                                                   Nine months ended Sept. 30
                                                        1994         1995
                                                      --------     --------
Cash Flows From Operating Activities:
-------------------------------------
  Net income                                          $ 16,438     $  4,522
  Adjustments to reconcile net income to
    net cash provided by operating activities:
  Depreciation and amortization                         11,421       12,770
  Deferred compensation expense                            937        2,191
  Equity earnings of affiliates, net of dividends
    received                                            (3,436)         220
  Accounts receivable                                  (74,761)     (52,622)
  Accounts payable and accruals                         62,830      (15,011)
  Billable expenditures and other current assets        (5,353)     (17,538)
  Other                                                     (2)      (2,763)
                                                      --------     --------
                                                      $  8,074     $(68,231)
                                                      --------     --------
Cash Provided By (Used For) Financing Activities:
-------------------------------------------------
  Short-term investments and marketable securities    $ (8,253)    $ 46,593
  Additions to long-term debt                              193           --
  Payments of long-term debt                           (25,352)         (93)
  Cash dividends paid                                  (10,515)     (10,346)
  Common stock issuances                                 3,676        7,340
  Liability for cash overdrafts                         11,671       12,654
  Short-term borrowings                                 34,496       61,426
                                                      --------     --------
                                                      $  5,916     $117,574
                                                      --------     --------
Cash Provided By (Used For) Investment Activities:
--------------------------------------------------
  Purchase of subsidiaries                            $ (4,876)    $(14,606)
  Purchase of interest in affiliated companies              --       (8,476)
  Capital expenditures, net of retirements              (6,363)     (10,654)
                                                      --------     --------
                                                      $(11,239)    $(33,736)
                                                      --------     --------
Increase (Decrease) In Cash                           $  2,751     $ 15,607
Balance at beginning of period                          26,111       24,598
                                                      --------     --------
Balance at end of period                              $ 28,862     $ 40,205
                                                      ========     ========

The accompanying notes are an integral part of these statements.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1995
                                  (Unaudited)



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

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



Quarter Ended September 30, 1995
--------------------------------

Net income for the third quarter ended September 30, 1995 totaled $4,194 or $.19 per share, compared to $4,107 or $.18 per share in 1994.

Revenues increased 8.1% to $108,654 in 1995 from $100,478 in 1994. North American revenues increased 8.2% to $83,284 while international revenues increased 7.8% to $25,370. Excluding the impact of acquisitions, revenues were level between years.

Salaries and employee benefits increased 10.3% between years and office and general expenses increased 9.6% between years, compared to the 8.1% increase in revenues. The primary reasons these expense categories increased at a rate that was higher than the rate of increase in revenues are that (1) the Company has hired additional personnel to increase its competency in computer technologies which impact the advertising business, (2) the Company has hired new management for its Asia region, which is anticipated to have the greatest opportunity for growth, compared to other regions over the next several years, and, (3) in the third quarter of 1995, the Company acquired R/GA, a company which is on the leading edge of applying new computer technology to the advertising business and operated at break-even levels in this quarter. Excluding these investment costs and related revenues, salaries and benefits expenses and office and general expenses increased 5.1% and 3.4%, respectively, compared to a 4.7% growth in revenues. Other expenses increased from $366 in 1994 to $1,132 in 1995 due primarily to higher net interest costs.

Equity income, which consists primarily of True North's share of European operations, was $819 in 1995, compared to a loss of $802 in 1994. European operating results were favorably impacted by currency exchange rates and a strengthening of the French economy.

Nine Months Ended September 30, 1995
------------------------------------

Results for the first nine months of 1995 include unusual items. As further discussed below, these unusual items resulted in charges against after-tax earnings totaling $13,376 or $.60 per share.

Revenues increased 8.2% to $314,900 in 1995 from $290,918 in 1994. North American revenues increased 4.6% to $245,344 while international revenues increased 23.2% to $69,556. Excluding the impact of acquisitions, revenues would have increased 3.7%.

Salaries and employee benefits and office and general expenses increased at rates higher than the rate of growth in revenues, due to the reasons mentioned above.

As previously mentioned, results for the first nine months of 1995 include unusual items. The Company recorded a pretax charge of $10,185 in the first quarter of 1995: $3,560 of this amount related to the closure of an FCB operation in the Pacific region and $6,625 represented the accrual of the expected costs to settle the Company's dispute with Publicis. Additionally, included in the line item "Equity in earnings (losses) of affiliated companies" is a one-time charge of $7,034 related to the previously disclosed restructuring of the Italian operations of the Publicis . FCB European joint venture. The after-tax impact of these unusual items is a loss of $13,376.

The tax rate for the first nine months of 1995 was impacted by unusual items. Excluding unusual items, the 1995 tax rate was 44.9%, compared to 43.8% in 1994.


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

The increase in "Accounts receivable, net" and "Accounts payable and accruals" is due to the fact that media and production billings for the month of September 1995 were higher than those of December 1994. During 1995, the increase in "Accounts receivable" was higher than the increase in "Accounts payable and accruals". The primary reason for this is that the Company's accounts receivable to accounts payable ratio was at optimal levels during the last quarter of 1994 and has shifted to levels that are typical of this period of the year. In addition, during 1995, the Company has experienced a shift in client spending from media to production work. Media costs are typically billed to and collected from clients before payment is due to the media. In general, production work requires that the agency incur and pay costs which it can bill to its clients once the work is completed. This change in receivable and payable balances was funded by the liquidation of short-term investments and additional short-term debt.

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




Date: November 14, 1995