Form 10-K405
period 1995-12-31
TRUE NORTH COMMUNICATIONS
filed 1996-04-01
CIK 37931

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark
One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1995

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

REGISTRANT'S TELEPHONE NUMBER: (312) 751-7227

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

          TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH
                                                       REGISTERED
        Common stock, par value                 New York Stock Exchange
         33 1/3 cents per share

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference or included in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of Common Stock, 33 1/3 cents par value, held by non-affiliates of the Registrant, as of March 22, 1996 was $416,994,008.

  There were 23,533,232 shares of Registrant's 33 1/3 cents per share par value Common Stock outstanding as of March 22, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Annual Report to shareholders for the year ended December 31, 1995 are incorporated by reference into Parts I and II of this report.

  Portions of the Registrant's Proxy Statement relating to its annual meeting of shareholders scheduled to be held on May 15, 1996 are incorporated by reference into Part III.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS:

GENERAL

  Response to this item is incorporated by reference to the Registrant's Annual Report to shareholders for fiscal year ended December 31, 1995 (the "1995 Annual Report") on page 1.

REVENUES

  Response to this item is incorporated by reference to pages 1 and 2 of the Registrant's 1995 Annual Report.

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

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

  Response to this item is incorporated by reference to pages 2 and 16 of the Registrant's 1995 Annual Report.

ITEM 2. PROPERTIES

  Virtually all of the Company's operations are conducted in leased premises. The Company's physical property consists primarily of leasehold improvements, furniture, fixtures and equipment. However, the Company does own office buildings in Puerto Rico and the Dominican Republic, neither of which is material to the Company's consolidated financial statements.

  Further information regarding the Company's leased premises, which it considers to be adequate for its current operations, is incorporated by reference to note 12 of Registrant's consolidated financial statements on page 18 of the Registrant's 1995 Annual Report.

ITEM 3. PENDING LEGAL PROCEEDINGS

  Response to this item is incorporated by reference to note 7 of Registrant's consolidated financial statements and the Publicis Relationship section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 and 5 through 6, respectively of the 1995 Annual Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not Applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK

  Response to this item is incorporated by reference to page 2 of the Registrant's 1995 Annual Report.

ITEM 6. SELECTED FINANCIAL DATA

  Response to this item is incorporated by reference to pages 2 and 3 of the Registrant's 1995 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Response to this item is incorporated by reference to pages 3, 4, 5 and 6 of the Registrant's 1995 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

  The following consolidated financial statements of the Registrant and its subsidiaries, included in the Registrant's 1995 Annual Report are incorporated herein by reference:

  Consolidated Balance Sheets--December 31, 1994 and 1995
  Consolidated Income Statements--Years ended December 31, 1993, 1994 and
  1995
  Consolidated Statements of Stockholders' Equity--Years ended December 31, 1993, 1994 and 1995
  Consolidated Statements of Cash Flows--Years ended December 31, 1993, 1994 and 1995
  Notes to Consolidated Financial Statements--December 31, 1995
  Unaudited Quarterly Financial Data--Years ended December 31, 1994 and 1995 Report of Independent Public Accountants

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information with respect to the Directors of the Registrant contained under the heading "Proposal 1--Election of Directors" in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 1996 (the "Proxy Statement") is incorporated herein by reference. Information with respect to executive officers of the Registrant who are not also Directors or nominees to the Board of Directors is included below.

     MITCHELL T. ENGEL (43)   --Executive Vice President,
                               Director of Corporate Operations

     DALE F. PERONA (50)      --Vice President,
                               Treasurer and Secretary

     JOHN J. REZICH (40)      --Controller
                               (Chief Accounting Officer)

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                           PAGE
                                                                           ----
Item 14(a)--List of Financial Statements..................................   5
  Auditors' Report on Supplemental Note...................................   6
Item 14(a)(1)--Supplemental Note to Consolidated Financial Statements:
  A.Valuation Accounts....................................................   7
Item 14(a)(2)--Schedules
  Are not submitted because they are not required or because the required information is included in the financial statements or notes thereto.
Item 14(a)(3)--Index of Exhibits
  The index of exhibits immediately precedes the exhibits filed with the
  Securities and Exchange Commission.
    Exhibits 10.1 and 10.2 included in this index are the management contracts and compensatory plans or arrangements required to be filed as exhibits hereto pursuant to the requirements of Item 601 of
  Regulation S-X.
Item 14(b)--Reports on Form 8-K

  Registrant filed the following reports on Form 8-K during the fourth quarter of 1995 and the first quarter of 1996:

 DATE OF REPORT    DESCRIPTION OF REPORTABLE EVENT
 --------------    -------------------------------
 February 29, 1996 Under Item 5, Registrant reported the termination of its alliance agreements with Publicis Communication.

FORM 10-K--ITEM 14(A)

TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

  The following consolidated financial statements of the Registrant and the Independent Public Accountant's Report covering these financial statements, appearing in the Registrant's 1995 Annual Report on pages 6 through 22 are incorporated herein by reference in Item 8:

  Consolidated Balance Sheets--December 31, 1994 and 1995

  Consolidated Statements of Income--Years ended December 31, 1993, 1994 and
  1995

  Consolidated Statements of Stockholders' Equity--Years ended December 31, 1993, 1994 and 1995

  Consolidated Statements of Cash Flows--Years ended December 31, 1993, 1994 and 1995

  Notes to Consolidated Financial Statements--December 31, 1995

  Report of Independent Public Accountants

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                              ON SUPPLEMENTAL NOTE

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in True North Communications Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 13, 1996. Our report on the consolidated financial statements includes an explanatory paragraph with respect to the change in method of accounting for certain investments in debt and equity securities, effective January 1, 1994, as discussed in Note 2 to the consolidated financial statements, and the change in the method of accounting for postretirement benefits other than pensions, effective January 1, 1993, as discussed in Note 11 to the consolidated financial statements. Our audits were made for the purpose of forming an opinion on those financial statements taken as a whole. Supplemental Note A is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The Supplemental Note has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          Arthur Andersen LLP

Chicago, Illinois,
February 13, 1996.

FORM 10-K -- ITEM 14(A)(1)

                           NOTE A--VALUATION ACCOUNTS

             FOR THE YEARS ENDED DECEMBER 31, 1993, 1994, AND 1995
                               (AMOUNTS IN 000'S)

                                                            ADJUSTMENTS
                           BALANCE  ADDITIONS                   AND     BALANCE
                             AT     CHARGED TO               RECLASSI-  AT END
                          BEGINNING COSTS AND                FICATIONS    OF
     CLASSIFICATION       OF PERIOD  EXPENSES  (DEDUCTIONS)     (1)     PERIOD
     --------------       --------- ---------- ------------ ----------- -------
ALLOWANCE FOR DOUBTFUL ACCOUNTS--
 CURRENT
Year Ended December 31,
 1993....................  $5,704     $1,107     $(1,119)     $   68    $5,760
                           ======     ======     =======      ======    ======
Year Ended December 31,
 1994....................  $5,760     $  781     $(3,294)     $   53    $3,300
                           ======     ======     =======      ======    ======
Year Ended December 31,
 1995....................  $3,300     $ (290)    $  (274)     $1,921    $4,657
                           ======     ======     =======      ======    ======

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



                 SIGNATURE                                    POSITION
                 ---------                                    --------
             John B. Balousek*
                                             Director
            Gregory W. Blaine*
                                             Director
           Richard S. Braddock*
                                             Director
              Laurel Cutler*
                                             Director
               Maurice Levy*
                                             Director
             Newton N. Minow*
                                             Director
             J. Brendan Ryan*
                                             Director
           William A. Schreyer*
                                             Director
              Louis E. Scott*
                                             Director
           Stephen T. Vehslage*
                                             Director
             Craig R. Wiggins*
                                             Director

                                             /s/ Bruce Mason
                                          *By: ________________________________
                                             Bruce Mason
                                             as Attorney-in-Fact

                                             /s/ Terry M. Ashwill
                                          *By: ________________________________
                                             Terry M. Ashwill
                                             as Attorney-in-Fact
Date: March 29, 1996

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Date: March 29, 1996

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

                                             /s/ Terry M. Ashwill
                                          By: _________________________________
                                             Terry M. Ashwill
                                             Executive Vice President, Chief
                                             Financial Officer and Director

                                             /s/ John J. Rezich
                                          By: _________________________________
                                             John J. Rezich
                                             Controller (Chief Accounting
                                             Officer)

                               INDEX OF EXHIBITS
                               -----------------

EXHIBIT NO.                           DESCRIPTION
- -----------                           -----------

  3(i)        Registrant's Restated Certificate of Incorporation, as amended.

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


NOTE:
- -----

Except for the documents that are marked with an asterisk, each of the documents listed above has heretofore been filed with the Securities and Exchange Commission (the "Commission") and each such document is incorporated herein by reference. Documents marked with an asterisk are filed herewith.