Form 10-Q
period 1996-03-31
TRUE NORTH COMMUNICATIONS INC
filed 1996-05-15
CIK 37931

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934


For the quarter ended March 31, 1996         Commission file no. 1-5029


                        TRUE NORTH COMMUNICATIONS INC.
            (Exact name of Registrant as specified in its charter)


         DELAWARE                                 36-1088161
(State or other jurisdiction of                (I.R.S. Employer
 incorporation of organization)                 Identification No.)


101 EAST ERIE STREET, CHICAGO, ILLINOIS              60611
(Address of principal executive offices)           (Zip Code)


Registrant's Telephone Number:                   (312) 751-7227



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                 Yes  X    No
                                                     ----     ----


There were 23,677,767 shares of the Registrant's 33 1/3 cents per share par value Common Stock outstanding as of May 10, 1996.

                         TRUE NORTH COMMUNICATIONS INC.
                                     INDEX

                                                                 PAGE
                                                                NUMBER
                                                                ------
PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements and Exhibits

           Consolidated Statements of Income for the
            Three Months Ended March 31, 1995 and 1996            3

          Consolidated Balance Sheets as of March 31, 1995,
            December 31, 1995, and March 31, 1996                 4

          Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 1995 and 1996            5

          Note to Consolidated Condensed Financial
            Statements                                            6

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Operating Results                       7


PART II.  OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security Holders     8

  Item 6. Exhibits and Reports on Form 8-K                        8

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                      Three months ended March 31
                                            1995       1996
                                          ---------  ---------
Revenues                                  $ 95,389   $105,934
                                          --------   --------

Costs and Expenses:
   Salaries and employee benefits         $ 60,583   $ 74,074
   Office and general expenses              29,126     34,628
   Unusual items                            10,185         --
   Other (income) expense                    1,680          6
                                          --------   --------
   Total Costs and Expenses               $101,574   $108,708
                                          --------   --------

Income (Loss) Before Provision for
   Taxes on Income                        $ (6,185)  $ (2,774)

Provision for Federal, Foreign &
   State Income Taxes                       (2,134)    (1,181)
                                          --------   --------
                                          $ (4,051)  $ (1,593)

Minority Interest Credit (Expense)             (51)       351
Equity in Earnings (Losses) of
   Affiliated Companies                     (6,926)       520
                                          --------   --------
Net Income                                $(11,028)  $   (722)
                                          ========   ========

Net Income Per Share                      $   (.49)  $   (.03)
                                          ========   ========

Average Number of Common and Common
   Equivalent Shares Outstanding            22,324     22,904
                                          ========   ========


The accompanying notes are an integral part of these statements.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                          Mar. 31     Dec. 31    Mar. 31
                                            1995        1995       1996
                                          --------    --------   --------
ASSETS:
- -------
 Cash and short-term investments          $ 27,069    $ 56,981   $ 34,147
 Accounts receivable, net                  292,689     333,038    373,597
 Other current assets                       43,687      39,970     53,780
                                          --------    --------   --------
  Total current assets                    $363,445    $429,989   $461,524

 Property and equipment, net              $ 46,346    $ 54,626   $ 56,467
 Goodwill                                   55,322      84,934    108,046
 Investment in affiliated companies        178,090     187,456    186,888
 Other noncurrent assets                     9,600       9,097      7,580
                                          --------    --------   --------
  Total assets                            $652,803    $766,102   $820,505
                                          ========    ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
- -------------------------------------
 Accounts payable and accruals            $351,522    $424,501   $434,589
 Short-term bank borrowings                 35,785      49,982     93,062
 Current portion of long-term debt           5,400         199        262
 Liability for taxes on income                 461       1,810        968
                                          --------    --------   --------
  Total current liabilities               $393,168    $476,492   $528,881
                                          --------    --------   --------

 Deferred taxes                           $  5,834    $  1,608   $    116
                                          --------    --------   --------
 Long-term debt                           $  5,188    $  5,402   $  5,577
                                          --------    --------   --------
 Accrued future compensation exp.         $ 34,845    $ 36,538   $ 37,632
                                          --------    --------   --------
 Other noncurrent liabilities             $ 20,002    $ 23,968   $ 27,058
                                          --------    --------   --------

 Common stock                             $  7,830    $  7,830   $  7,848
 Paid-in capital                           117,449     116,483    116,975
 Retained earnings                          85,591     105,800    101,549
 Less-Treasury stock                       (11,911)     (2,661)       (57)
 Cumulative translation adjustment          (5,193)     (5,358)    (5,074)
                                          --------    --------   --------
  Total stockholders' equity              $193,766    $222,094   $221,241
                                          --------    --------   --------
  Total liabilities and
    stockholders' equity                  $652,803    $766,102   $820,505
                                          ========    ========   ========

The accompanying notes are an integral part of these balance sheets.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

                                        Three months ended Mar. 31
                                            1995       1996
                                          --------   --------
Cash Flows From Operating Activities:
- -------------------------------------
   Net income                             $(11,028)  $   (722)
   Adjustments to reconcile net income
    to net cash provided by operating
    activities:
   Depreciation and amortization             4,136      4,342
   Deferred compensation expense             2,269      1,101
   Equity earnings of affiliates, net
    of dividends received                    7,014         84
   Accounts receivable                     (16,838)   (39,417)
   Accounts payable and accruals           (41,198)   (18,140)
   Other current assets                    (13,873)   (13,810)
   Other                                      (972)    (2,924)
                                          --------   --------
                                          $(70,490)  $(69,486)
                                          --------   --------

Cash Provided By (Used For) Financing
 Activities:
- -------------------------------------
   Short-term investments and
    marketable securities                 $ 46,233   $    267
   Increase in liability for cash
    overdrafts                               6,897     27,386
   Additions to long-term debt                  --         63
   Payments of long-term debt                  (17)      (105)
   Cash dividends paid                      (3,392)    (3,529)
   Common stock issuances                    1,398      3,114
   Short-term borrowings                    27,921     43,080
                                          --------   --------
                                          $ 79,040   $ 70,276
                                          --------   --------

Cash Provided By (Used For) Investment
 Activities:
- --------------------------------------
   Purchase of subsidiaries               $ (1,101)  $(19,014)
   Purchase of interest in affiliated
    companies                               (7,165)        --
   Capital expenditures                     (4,045)    (4,343)
                                          --------   --------
                                          $(12,311)  $(23,357)
                                          --------   --------
Increase (Decrease) In Cash               $ (3,761)  $(22,567)
- ---------------------------
Balance at beginning of period              24,598     48,408
                                          --------   --------
Balance at end of period                  $ 20,837   $ 25,841
                                          ========   ========

The accompanying notes are an integral part of these statements.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
              NOTE TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1996
                                  (UNAUDITED)



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



Results for the first quarter of 1996 were a loss of $722 or $.03 per share compared to a loss of $11,028 or $.49 per share in 1995. As further discussed below, 1995 results include a charge against income for unusual items totaling $13,376.

Revenues increased 11.1% to $105,934 in 1996 from $95,389 in 1995. North American revenues increased 12.1% to $86,936 in 1996 while international revenues increased 6.4% to $18,998. Excluding the impact of acquisitions, consolidated revenues declined approximately 1%, due primarily to shifts in client spending to the latter part of the year.

During the latter part of 1995 and in 1996, the Company purchased the R/GA Digital Media Group and several agencies in North America, Latin America and the Pacific Rim. These acquisitions contributed $11,479 and $423 to the Company's revenues and pretax loss, respectively.

As previously disclosed, salaries and benefits expenses and office and general expenses increased at a higher rate than the rate of growth of revenues, due primarily to the Company's continuing investment in digital advertising technology and the impact of acquisitions made in the latter part of 1995 and in 1996. Excluding investment spending and these acquisitions, salaries and benefits expenses and office and general expenses increased approximately 8.7% and 1.7% between years.

In the first quarter of 1995, the Company recorded a pretax charge of $10,185 under the caption "Unusual Items". Of this amount, $3,560 related to the closure of a FCB operation in the Pacific region and $6,625 represented the accrual of charges related to its dispute with Publicis. Additionally, included in the line, "Equity in Earnings (Losses) of Affiliated Companies", is a charge of $7,034 related to the 1995 restructuring of the Italian operations of the Publicis(Yen)FCB European joint venture. The after-tax impact of all unusual items in 1995 was a loss of $13,376.

The components of "Other Expense" in both years were as follows:

                                           1995     1996
                                          ------   -------
Interest expense                          $1,403   $ 2,036
Unrealized (gain) loss on Shandwick          412    (1,162)
 investment
Unrealized loss on interest rate swap        796        --
Interest income                             (931)     (868)
                                          ------   -------
                                          $1,680   $     6
                                          ======   =======

The effective tax rate for 1996 was 42.6% in 1996 compared to 34.5% in 1995. The 1995 effective tax rate was impacted by unusual items. Excluding unusual items, the effective tax rate for 1995 was 42.7%.

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

As previously disclosed, the Company continues to contemplate strategic acquisitions to enhance its worldwide network. During the first quarter of 1996, the Company completed the acquisition of agencies in China and North America. In addition, it made contingent payments related to acquisitions made in prior years. These payments were financed by the issuance of additional short-term borrowings.

                     PART II.  OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits -

              27. Financial Data Schedule.

         (b) Reports on Form 8-K - On February 29, 1996, Registrant filed a Form 8-K in which it disclosed that it viewed the termination of the alliance agreements between Publicis and itself as taking effect and being final.

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



Date: May 14, 1996