Form 10-K/A
period 1995-12-31
TRUE NORTH COMMUNICATIONS INC
filed 1996-06-28
CIK 37931

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

  Portions of the Registrant's Proxy Statement relating to its annual meeting of shareholders held on May 15, 1996 are incorporated by reference into Part III.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

  Registrant hereby amends Item 14 of its 1995 Annual Report on Form 10-K to include the audited financial statements of Publicis Communication, a 50% or less owned foreign affiliate of Registrant.

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
 February 29, 1996  Under Item 5, Registrant reported the termination of its alliance agreements with Publicis Communication.

FORM 10-K--ITEM 14(a)

TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


  The following consolidated financial statements of the Registrant and the Independent Public Accountant's Report covering these financial statements, appearing in the Registrant's 1994 Annual Report on pages 6 through 22 are incorporated herein by reference in Item 8:

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

  Publicis Communication owns 51% of Publicis.FCB BV and 80% of Publicis Conseil. Accordingly, the consolidated financial statements of Publicis Communication and Subsidiaries include the results of operations and financial position of Publicis.FCB BV and Publicis Conseil.

  These financial statements have been prepared and audited based upon accounting and auditing standards and practices acceptable for external financial reporting purposes in France. These practices and standards can vary from U.S. accounting practice. Following is a reconciliation prepared by Registrant of reported net income to net income which would be reported under U.S. generally accepted accounting principles (amounts in thousands):

                                                                         ----------------------------
                                                                          1993      1994      1995
- -----------------------------------------------------------------------------------------------------
Net income as shown in financial statements (1)                          $23,186   $12,782    $32,070
- -----------------------------------------------------------------------------------------------------
Amortization of goodwill (2)                                              (2,703)   (5,623)    (6,803)
- -----------------------------------------------------------------------------------------------------
Italian restructuring reserves not acceptable under U.S. GAAP (3)             --     5,756     (6,017)
- -----------------------------------------------------------------------------------------------------
Tax credit included in income not acceptable under U.S. GAAP (4)              --    (2,445)    (2,540)
- -----------------------------------------------------------------------------------------------------
                                                                         $20,483   $10,470    $16,710
                                                                         ----------------------------



Notes:
1. Net income as reported was computed using the average exchange rates for the year.
2. Certain elements of goodwill are charged directly to equity or income in the year it arises, or are not otherwise amortized for French financial reporting purposes. The goodwill amortization expense adjustment was computed using forty years as the estimated useful life for each of the related goodwill components.
3. Under French generally accepted accounting principles, restructuring actions taken in 1995 up to the date of the audit opinion must be recorded in the 1994 financial statements. Application of EITF 94-3 to these financial statements result in this adjustment which, under U.S. generally accepted accounting principles, results in a 1995 charge to earnings of an equivalent amount (allowing for currency exchange fluctuations). Of the total amount of this adjustment, $1,273 relates to management and staff severance actions taken in 1995, $1,637 relates to the 1995 abandonment of excess lease space, $472 relates to the 1995 closure of a sale promotion agency, and $2,374 relates to legal and other associated restructuring costs incurred in 1995.
4. Under French generally accepted accounting principles, the utilization of tax credit carryforwards of acquired companies are reflected in earnings. Under U.S. generally accepted accounting principles, this amount is accounted for as a reduction of the initial purchase price and related goodwill.

                            PUBLICIS COMMUNICATION

                            CONSOLIDATED FINANCIAL

                             STATEMENTS 31/12/1995

                            PUBLICIS COMMUNICATION



                                  31/12/1995




    PAGE 1        :   Comparative Consolidated Income Statement.

    PAGE 2        :   Comparative Consolidated Balance Sheet.

    PAGES 3/4     :   Consolidated Statement of Change in Financial Statements.

    PAGES 5/10    :   Notes to the Consolidated Financial Statements.

    PAGES 11/13   :   List of Consolidated Companies.


  PUBLICIS COMMUNICATION GROUP                   CONSOLIDATED INCOME STATEMENTS
- -------------------------------------------------------------------------------------------------------------
   (in thousands of French Francs)                 YEAR         1994           YEAR          1995       VAR.
                                                                                                         %
- -------------------------------------------------------------------------------------------------------------
Billings                                        17 562 073                  18 132 852                   3.3%
Purchases                                      (14 824 544)                (15 196 560)
                                  REVENUES                    2 737 529                    2 936 293     7.3%
Salaries and Benefits                           (1 511 421)                 (1 638 275)                  8.4%
Office and General Expenses                       (776 463)                   (832 111)                  7.2%
                            TOTAL EXPENSES                   (2 287 884)                  (2 470 386)    8.0%

                              OTHER INCOME                       19 924                       17 732

                          OPERATING PROFIT                      469 569                      483 639     3.0%

Depreciation                                      (105 037)                   (110 724)
Provision doubtful debts                           (21 378)                    (16 258)
Other provisions                                   (17 448)                    (16 033)
Interest income (expense)                          (20 785)                     14 820
                         PROFIT BEFORE TAX                      304 921                      355 445    16.6%
Exceptional costs                                  (29 369)                      3 043
Profit sharing - statutory                          (2 779)                     (7 263)
Income Tax                                        (110 537)                   (133 111)
Profit (equity subsidiaries)                        46 142                      32 747
Extraordinary Loss                                 (80 000)
- -------------------------------------------------------------------------------------------------------------
NET INCOME                                                      128 378                      250 861    95.4%

GROUP SHARE                                                      70 738                      160 350   126.7%
- -------------------------------------------------------------------------------------------------------------

PUBLICIS COMMUNICATION GROUP

                          CONSOLIDATED BALANCE SHEET
                        (In thousands of French Francs)

- ------------------------------------------------------------------------------
A S S E T S                                         31.12.1994      31.12.1995
- ------------------------------------------------------------------------------

FIXED ASSETS                                         1 053 291       1 104 147
============                                        ----------      ----------

Intangible assets (gross)                              629 684         737 923
Depreciation & amortization on intangible assets       (19 109)        (23 005)
Tangible assets (gross)                                643 377         681 858
Depreciation & amortization on tangible assets        (408 316)       (441 093)
                                                    ----------      ----------
              NET TANGIBLE AND INTANGIBLE ASSETS       845 636         955 683


Investments (non consolidated companies)                23 877          23 781
Investments (equity subsidiaries)                      136 180         105 016
Interco loans                                           35 557           4 896
Other financial assets                                  34 026          37 106
Provision on financial assets                          (21 985)        (22 335)
                                                    ----------      ----------
                            NET FINANCIAL ASSETS       207 655         148 464
                                                    ----------      ----------

CURRENT ASSETS                                       3 848 894       4 217 222
==============                                      ----------      ----------

Work in progress                                       194 103         212 814
Advance payments made                                   64 020          47 770
Accounts receivable (net)                            1 960 956       1 947 957
Interco receivable                                      16 945          40 351
Other debtors                                        1 063 543       1 150 283
Cash                                                   549 327         818 047
                                                    ----------      ----------

OTHER CURRENT ASSETS                                    70 879          63 710
====================                                ----------      ----------


                                                    ----------      ----------
                                    TOTAL ASSETS     4 973 064       5 385 079
- ------------------------------------------------------------------------------




- ------------------------------------------------------------------------------
L I A B I L I T I E S  &  E Q U I T Y               31.12.1994      31.12.1995
- ------------------------------------------------------------------------------

TOTAL EQUITY                                           820 323       1 459 155
============                                        ----------      ----------

Equity (before net income), Group Share                361 434         872 932
Net income, Group Share                                 70 738         160 350
                                                    ----------      ----------

                        TOTAL EQUITY GROUP SHARE       432 172       1 033 282

Equity (before net income), Non-Group Share            330 511         335 361
Net income, Non-Group Share                             57 640          90 512
                                                    ----------      ----------

                    TOTAL EQUITY NON-GROUP SHARE       388 151         425 873
                                                    ----------      ----------

PROVISIONS FOR CONTINGENCIES                           320 571         329 476
============================                        ----------      ----------

SHORT TERM LIABILITIES                               3 758 653       3 535 314
======================                              ----------      ----------

Borrowings (not banks)                                 528 661         123 682
Banks                                                  399 468         494 736
Advance payments from clients                          133 197         148 400
Accounts payable                                     1 465 410       1 470 605
Interco payable                                         49 950          24 602
Other creditors                                      1 181 967       1 273 289
                                                    ----------      ----------

OTHER ACCRUALS                                          73 517          61 134
==============                                      ----------      ----------

                                                    ----------      ----------

                      TOTAL LIABILITIES & EQUITY     4 973 064       5 385 079
- ------------------------------------------------------------------------------

PUBLICIS COMMUNICATION GROUP                                               P 1/2


            CONSOLIDATED STATEMENT OF CHANGE IN FINANCIAL POSITION
                           (      -in thousand FRF)

'000 FRF                                        1994            1995

SOURCE OF WORKING CAPITAL

NET INCOME                                      128 378         250 861

Depreciation                                    105 037         110 724
Extraordinary loss                               80 000               0
                                                -----------------------
Sub-total                                       313 415         361 585

Equity earnings of affiliates                   (46 142)        (32 746)
Dividends received from affiliates                5 413          50 717

Loan                                                  0         181 137

Other borrowings                                144 544               0

Exchange differences & others                    (7 467)          1 670
                                                =======================
TOTAL SOURCE                                    409 763         562 363


APPLICATION OF WORKING CAPITAL

Paid out dividends                               61 508          52 230

Purchase of interest in affiliated companies     23 011               0

Investments                                     210 819         120 896

Increase in other fixed assets                  102 861         112 169
                                                =======================

TOTAL APPLICATION                               398 199         285 295

Increase (decrease) in working capital           11 564         277 068
                                                 ------         -------

PUBLICIS COMMUNICATION GROUP                                               P 2/2


            CONSOLIDATED STATEMENT OF CHANGE IN FINANCIAL POSITION
                           (      -in thousand FRF)

'000 FRF                                        1994            1995

Increase (decrease) in current assets
- -------------------------------------

Cash                                            (85 994)        268 720

Accounts receivables (net)                      166 028         (12 999)

Expenditure billable to clients                  68 765          18 711

Other current assets                            100 996          94 682
                                                -----------------------

                                Sub-total       249 795         369 114


Increase (decrease) in current liabilities
- ------------------------------------------
Provision for contingencies                      30 028           8 905

Accounts payable                                182 097           5 195

Bank borrowings                                  17 242          95 268

Loans and other borrowings                       82 548         (86 116)

Other current liabilities                       (73 684)         68 794
                                                -----------------------

                                Sub-total       238 231          92 046


Increase (decrease) in working capital           11 564         277 068
- --------------------------------------           ------         -------


                            PUBLICIS COMMUNICATION

        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF 31/12/1995



I.   CONSOLIDATION PRINCIPLES.

     PUBLICIS COMMUNICATION GROUP'S consolidated financial statements as at December 31, 1995 have been prepared in accordance with the French legislation and are in conformity with generally accepted international accounting principles.

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

II.  SUMMARY OF MAJOR ACCOUNTING POLICIES.

     General :

     The accounting policies used as at December 31, 1995 are identical to those used in preparing the consolidated financial statements of the Publicis Group.

     Tangible and Intangible assets:

     Tangible assets are valued at cost and the depreciation is calculated according to the most suitable method in order to take into account the economical criteria. Listed below are the methods most currently used within the Publicis Communication Group :

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

GOODWILL:
- --------

The excess costs over the net book value of subsidiaries, after reallocating potential capital gains to the assets concerned, by their nature, are considered:

- - on the one hand, to be intangible assets, justified by elements such as: market shares, trade marks, clients' lists, brands ... Usually they are not amortized. However, each year, a careful examination is made to determine their market value. If their market value is durably inferior to their acquisition cost, a provision for depreciation is made.
- - on the other hand, to be unidentified elements amortized over a maximum period of 40 years.

In any case, all goodwill of small value are immediately depreciated at 100%.

The application of the Sapin Law to a full year period has strongly affected the profitability of our Media buying activities, and could endanger the actual value of goodwill raised on these companies.

However, given that the restructuration steps taken up to now allowed this sector to regain its profitability and will have a favorable impact on the following years, Media buying goodwill has not been depreciated.


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

      Deferred Income Tax assets or potential fiscal credits are not recognised with the exception of a latent fiscal credit of 36,66% calculated on the provision for the French statutory profit sharing.

III)  COMMENTS ON THE CONSOLIDATED ACCOUNTS:
      -------------------------------------

      Companies consolidated:
      ----------------------

      Due to the acquisitions of the Contur Group and Sisyphos agency in Germany as well as the Hautefeuille Group in France, the 1995 scope of consolidation has been enlarged.

      On a constant basis, Publicis Communication's activities would have grown by 2%.

      Subsidiaries' Contribution in Group activities:
      ----------------------------------------------

      The breakdown of this contribution is as follows:

- --------------------------------------------------------------------------------
                                    Billings         Net income Group Share (1)
- --------------------------------------------------------------------------------
           France                      34%                       50%
           Europe                      60%                       30%
            USA                         6%                       20%
                             ---------------------------------------------------
                                      100%                      100%
- --------------------------------------------------------------------------------

(1)   Including results of subsidiaries consolidated on an equity basis.


      Intangible assets:
      -----------------

- -------------------------------------------------------------------------------------------------------------
                     31/12/1994            Movements 1995             31/12/1995                   31/12/1995
                     ------------------------------------------------------------                  ----------
(000 FRF)               Gross    Acquisitions  Disposals   Exchange       Gross     Amortization       Net
                        amount                            and others      amount                     amount
- -------------------------------------------------------------------------------------------------------------
Goodwill               573 356        105 221          0      (7 218)    671 359             (22)     671 337
Acquired Goodwill       24 289          5 834          0           0      30 123            (970)      29 153
Software & Others       32 039          4 402          0           0      36 441         (22 013)      14 428
- -------------------------------------------------------------------------------------------------------------
TOTAL                  629 684        115 457          0      (7 218)    737 923         (23 005)     714 918
- -------------------------------------------------------------------------------------------------------------

      Tangible assets:
      ---------------

- ---------------------------------------------------------------------------------------------------------------------------------
                     31/12/1994                      Movements 1995                       31/12/1995                   31/12/1995
                     -------------------------------------------------------------------------------                   ----------
(000 FRF)               Gross    Acquisitions  Disposals   Changes in scope    Exchange       Gross     Amortization       Net
                        amount                             of consolidation   and others      amount                     amount
- ---------------------------------------------------------------------------------------------------------------------------------
Land & buildings        39 243              0          0                  0          882      40 125         (12 871)      27 254
Others                 604 134        111 390    (70 577)            15 175      (18 389)    641 733        (428 222)     213 511
- ---------------------------------------------------------------------------------------------------------------------------------
TOTAL                  643 377        111 390    (70 577)            15 175      (17 507)    681 858        (441 093)     240 765
- ---------------------------------------------------------------------------------------------------------------------------------

      Companies on an Equity basis:
      ----------------------------

      True North Communications, listed on the New York Stock Exchange is included in investments on an equity basis for an amount of KFRF 92 895. Publicis Communication owns 4 658 000 True North Communications shares (20%) whose stock market value was KUSD 86 173 as at December 31st, 1995 and KUSD 94 325 as at February 29th, 1996.

      Variation in stockholders' Equity:
      ---------------------------------

      The variation of the stockholders' equity between December 31st, 1994 and December 31st, 1995 is as follows:

- ------------------------------------------------------------------------------------------------------
(000 FRF)                                                    TOTAL        Group share   Minority share
- ------------------------------------------------------------------------------------------------------
Net Equity 31/12/1994                                        691 945        361 434            330 511
1994 Net Income                                              128 378         70 738             57 640

                                                           -------------------------------------------
Theoritical Equity 31/12/1995 (before 1995 Net Income)       820 323        432 172            388 151
1995 changes:
Capital increase of the mother company                       500 000        500 000                  0
Dividends distributed                                        (48 461)       (12 150)           (36 311)
Exchange differences                                         (16 919)       (11 794)            (5 125)
Changes in companies consolidated and others                 (46 650)       (35 296)           (11 354)
- ------------------------------------------------------------------------------------------------------
Total Net Equity 31/12/1995 (before 1995 Net Income)       1 208 293        872 932            335 361
- ------------------------------------------------------------------------------------------------------

      Net Equity of the Group:
      -----------------------

      The Net Equity of the Group is as follows (000 FRF):

- ------------------------------------------------------------------
Share capital of the mother company                        185 000
Reserves of the mother company                             435 143
Consolidated reserves                                      252 789

- ------------------------------------------------------------------
Group's Net Equity as of 31/12/1995                        872 932
- ------------------------------------------------------------------

      Capital increase:
      ----------------

      In January 1995, a 500 million francs capital increase was made by issuing 500 000 shares, each share having a face value of 100 francs and a share issue premium of 900 francs. True North Communications only subscribed up to 35 million francs and Publicis SA the remaining balance.

      Since this date, Publicis Communication's ownership is as follows:

      Publicis SA                                               79,17%
      True North Communications                                 20,83%

      Provision for contingencies:
      ---------------------------

- -------------------------------------------------------------------------------
(000 FRF)                                    31/12/1994  Variation   31/12/1995
- -------------------------------------------------------------------------------
Pensions - Retirement indemnities               113 245      6 293      119 538
Provisions for extraordinary costs - Italy       80 000    (20 775)      59 225
Provisions for litigations                       35 903     (1 868)      34 035
Provisions - General risks                       13 303        285       13 588
Provisions - Clients risks                       37 218     (2 929)      34 289
Other provisions                                 40 902     27 899       68 801
- -------------------------------------------------------------------------------
TOTAL                                           320 571      8 905      329 476
- -------------------------------------------------------------------------------

      Income Tax:
      ----------

      In 1995, Publicis Conseil benefited from an Income Tax saving, amounting to approximately 12.7 million francs, as a result of the fiscal losses brought by FCAB. As at December 31st, 1995, KF 52 170 ordinary fiscal losses and differed amortization can be carried forward.

      Exceptional Costs:
      -----------------

      No exceptional item has to be pointed out.

      Extraordinary Loss:
      ------------------

      The 80 million francs provision for exceptional restructuration costs and partial depreciation of Goodwill related to Italy recorded in 1994 by Publicis FCB Europe has been partially reversed during 1995 for an amount of 20 million francs.

      Consolidated Cash Flow:
      ----------------------

- -----------------------------------------------------------------------------
(000 FRF)                                                1994     1995     %
- -----------------------------------------------------------------------------
Consolidated Net Income before extraordinary loss      108 378  250 861
Provision for depreciation                             105 037  110 724

Cash Flow                                              313 415  361 585   15%

of which : Group Share                                 172 881  225 065   30%
- -----------------------------------------------------------------------------

      Employees:
      ---------

- --------------------------------------------------------------------------------------------------
                               31/12/1994     31/12/1995             % variation 1994/1995

                                                             Actual perimeter   Constant perimeter
- --------------------------------------------------------------------------------------------------
      France                        1 654          1 816                   10%                   1%
      Europe                        2 218          2 487                   12%                   5%
       USA                            283            290                    2%                   2%

- --------------------------------------------------------------------------------------------------
      TOTAL                         4 155          4 593                   11%                   3%
- --------------------------------------------------------------------------------------------------

      Contingent Liabilities:
      ----------------------

- -----------------------------------------------------------
(000 FRF)                                        Given
- -----------------------------------------------------------
Discounted bills not yet matured                      3 300
Guarantees                                            4 443
Pension rights (retirement indemnities)               5 872
Hirer purchase - other lease agreements               5 798
Others                                                1 559

- -----------------------------------------------------------
TOTAL                                                20 972
- -----------------------------------------------------------

              LISTE DES SOCIETES CONSOLIDEES AU 31 DECEMBRE 1995

                A- SOCIETES CONSOLIDEES PAR INTEGRATION GLOBALE

- ---------------------------------------------------------------------------------------------------------------------------
                                               %
     Nom des Societes                       controle  Activite                 Pays                Ville
- ---------------------------------------------------------------------------------------------------------------------------
1 - Agences de publicite

PUBLICIS COMMUNICATION                      100.00    Financiere               France              Paris

Publicis Conseil                             99.61    Publicite                France              Paris

FCA/B.M.Z.                                  100.00    Publicite                France              Paris
Exclamation                                 100.00    Publicite                France              Paris
Loeb et Associes                             55.00    Publicite                France              Paris
Mundocom                                    100.00    Publicite                France              Paris
Interplans Edition                          100.00    Publicite                France              Paris
Procis                                       89.40    Publicite                France              Paris
Publicis Direct                              65.50    Publicite                France              Paris
ID3D                                         69.88    Publicite                France              Paris
Extension                                   100.00    Publicite                France              Paris
Publicis Design                             100.00    Publicite                France              Paris
Motivom                                      74.50    Publicite                France              Paris
CRC                                         100.00    Publicite                France              Paris
Media System                                 99.66    Publicite                France              Paris
Media System U.K.                           100.00    Publicite                Grande Bretagne     Londres
Jonction                                     80.00    Publicite                France              Paris
Verbe                                        70.00    Publicite                France              Paris
Publicis Hourra                              80.71    Publicite                France              Lille
Epure                                        99.67    Publicite                France              Lille
Publicis Cachemire                           66.93    Publicite                France              Lyon, Clemont-Ferrand
Phreas                                       99.00    Publicite                France              Lyon
2eme Communication                           51.00    Publicite                France              Lyon
Publicis Mediterranee                       100.00    Publicite                France              Marseille
Publicis Soleil                              50.25    Publicite                France              Toulouse, Montpellier
Publicis Grand Angle                         76.94    Publicite                France              Brest, Nantes, Rennes
Positif                                      99.80    Publicite                France              Brest
Publicis Grand Est / Koufra                  63.32    Publicite                France              Nancy, Dijon, Strasbourg
Publicis Qualigraphie                        91.50    Publicite                France              Rouen, Caen
Reseau Graphic                               59.62    Publicite                France              Rouen
Publicis Atlantique                          95.10    Publicite                France              Bordeaux
Expression                                   51.00    Publicite                France              Bordeaux
Racines Grand Centre                         66.00    Publicite                France              Tours
SKT                                          70.00    Publicite                France              Paris
Exaudi                                       99.80    Publicite                France              Paris
Hautefeuille Regions                        100.00    Publicite                France              Lyon
Hautefeuille Mediterranee                    99.85    Publicite                France              Nice
Hautefeuille Grenoble                       100.00    Publicite                France              Grenoble
Hautefeuille Besancon                        90.00    Publicite                France              Besancon
O' de Formes                                 76.00    Publicite                France              Lyon
O' REP FLB                                   65.00    Publicite                France              Lyon
Hautefeuille Annecy                          99.85    Publicite                France              Annecy

Publicis FCB Europe                          51.00    Financiere               Pays Bas            Paris

Publicis-FCB                                100.00    Publicite                Autriche            Vienne

Publicis-FCB                                100.00    Publicite                Belgique            Bruxelles
Cre-Action - Full Option                     51.00    Publicite                Belgique            Bruxelles
Publicis-FCB Direct                         100.00    Publicite                Belgique            Bruxelles
FCA! BMZ                                    100.00    Publicite                Belgique            Bruxelles

Publicis FCB                                 60.00    Publicite                Republique Tcheque  Prague

Publicis-FCB                                100.00    Publicite                Danemark            Copenhague

Markkinointi Topitorma                       45.03    Publicite                Finlande            Helsinki

FCB SA                                      100.00    Publicite                France              Paris
Kenya                                        53.00    Publicite                France              Paris
Empir                                       100.00    Publicite                France              Paris
Axe Publicite                               100.00    Publicite                France              Paris
Empir Media                                 100.00    Achat d'espace           France              Paris

- -----------------------------------------------------------------------------------------------------------------------------
                                               %
      Nom des Societes                      controle  Activite                 Pays                Ville
- -----------------------------------------------------------------------------------------------------------------------------
Publicis-FCB Communication                  100.00    Financiere               Allemagne           Dusseldorf
B M Z FCA                                    64.50    Publicite                Allemagne           Dusseldorf
More Sales                                  100.00    Publicite                Allemagne           Dusseldorf
More Media                                   90.00    Achat d'espace           Allemagne           Dusseldorf
Publicis                                    100.00    Publicite                Allemagne           Francfort
Mundocom                                    100.00    Publicite                Allemagne           Francfort
Mundo Sales                                 100.00    Publicite                Allemagne           Francfort
Optimedia                                   100.00    Achat d'espace           Allemagne           Dusseldorf
FCB Hamburg                                  87.00    Publicite                Allemagne           Hambourg
FCB Direct Marketing                         90.00    Publicite                Allemagne           Hambourg
Publicis Vicom                               90.00    Publicite                Allemagne           Francfort
B R P Unternehmen Kommunikation              51.00    Publicite                Allemagne           Dusseldorf
Publicis MCD Werbeagentur                    74.90    Publicite                Allemagne           Erlangen, Munich
Publicis MCD Messeagentur                    50.00    Publicite                Allemagne           Erlangen, Munich
Contur                                      100.00    Publicite                Allemagne           Friedrichsdorf
Contur Identity Design                      100.00    Publicite                Allemagne           Friedrichsdorf
Contec                                      100.00    Publicite                Allemagne           Friedrichsdorf
Sisyphos                                     51.00    Publicite                Allemagne           Berlin

Publicis-FCB Magyarorszag                   100.00    Publicite                Hongrie             Budapest

Publicis-FCB                                 97.50    Publicite                Italie              Milan, Rome
FCA! BMZ                                    100.00    Publicite                Italie              Milan
Optimedia Italia                            100.00    Achat d'espace           Italie              Milan
More Media Sri                               70.00    Achat d'espace           Italie              Milan

Overad                                      100.00    Financiere               Pays-Bas            Amsterdam
Publicis-FCB                                100.00    Publicite                Pays-Bas            Amsterdam
Publicis-FCB Eindhoven                      100.00    Publicite                Pays-Bas            Eindhoven
HVR Advertising                             100.00    Publicite                Pays-Bas            La Haye
Mundocom                                    100.00    Publicite                Pays-Bas            Amsterdam, Eindhoven
Kern Habbema & Yap                           53.00    Publicite                Pays-Bas            Amsterdam
Overad Property                             100.00    Financiere               Pays-Bas            Amsterdam

Publicis-FCB                                 84.93    Publicite                Norvege             Oslo
Publicis-FCB Direct                          91.00    Publicite                Norvege             Oslo
Strategic Marketing                          91.00    Publicite                Norvege             Oslo
Basic                                        91.00    Publicite                Norvege             Oslo
Publicis-FCB Reklamebyra                     91.00    Publicite                Norvege             Oslo
Park Reklamebyra                            100.00    Publicite                Norvege             Oslo
Sponsor Marketing                            55.00    Publicite                Norvege             Oslo
Rodsten & Werner Film                       100.00    Publicite                Norvege             Oslo

Publicis-FCB Polska                          78.00    Publicite                Pologne             Varsovie

FCB                                          83.00    Publicite                Portugal            Lisbonne
Publicis                                     90.00    Publicite                Portugal            Lisbonne
BMZ/Park                                     56.44    Publicite                Portugal            Lisbonne
Comunicar                                    90.00    Publicite                Portugal            Lisbonne
Optimedia                                    93.00    Achat d'espace           Portugal            Lisbonne

Publicis-FCB                                100.00    Publicite                Russie              Moscou

Publicis-FCB Arge                           100.00    Publicite                Espagne             Madrid, Barcelone
Optimedia                                    98.00    Achat d'espace           Espagne             Madrid

Famer Publicis-FCB Werbeagentur              90.00    Publicite                Suisse              Zurich
Bureau d'Etudes Publicitaires BEP           100.00    Publicite                Suisse              Lausanne

M.M.S.                                      100.00    Publicite                Grande-Bretagne     Londres
Publicis                                    100.00    Publicite                Grande-Bretagne     Londres
FCB Advertising                             100.00    Publicite                Grande-Bretagne     Londres
FCB Impact                                  100.00    Publicite                Grande-Bretagne     Londres
Mundocom                                    100.00    Publicite                Grande-Bretagne     Londres
Optimedia International                     100.00    Achat d'espace           Grande-Bretagne     Londres

FCA BMZ International                       100.00    Publicite                France              Paris
Wam                                          82.00    Publicite                France              Paris
Lion heart                                   98.10    Publicite                Italie              Milan
FCA Amsterdam                                85.19    Publicite                Pays Bas            Amsterdam
FCB Walker                                   65.70    Publicite                Pays Bas            Amsterdam
FCA Werner & Messelink                       60.00    Publicite                Pays Bas            Amsterdam
FCA London                                  100.00    Publicite                Grande Bretagne     Londres
CID FCA BMZ                                  75.00    Publicite                Espagne             Madrid, Barcelona, Seville
                                                                                                   Bilbao, Saragosse, Vaience

PUBLICIS BLOOM                               96.15    Publicite                Etats Unis          New York, Dallas

PUBLICIS CENTRE MEDIA                       100.00    Achat d'espace           France              Paris
Credome                                      99.96    Etudes Medias            France              Paris

PUBLICIS CONSULTANTS                        100.00    Publicite                France              Paris
Media Finance                               100.00    Publicite                France              Paris
Idees Dialogue Conseil                      100.00    Publicite                France              Paris
Publicis Consultants Nederland               93.00    Publicite                Pays Bas            Amsterdam

                B- SOCIETES CONSOLIDEES PAR MISE EN EQUIVALENCE

True North Communications                    20.00    Publicite                Etats-Unis          Chicago
Gnomi FCB                                    40.00    Publicite                Grece               Athenes

                              [MAZARS LETTERHEAD]


                             Cabinet Robert Mazars






We have examined the consolidated balance sheet of PUBLICIS COMMUNICATION and subsidiaries as of December 31, 1995 and the related consolidated statements of income, stockholders' equity and changes in financial position of the year in the period ended December 31, 1995. These statements present a new equity (group share) of 872 932 000 FF and a net income (group share) of 160 350 000 FF. Our examination was made in accordance with generally accepted auditing standards and, accordingly, include such tests of the accounting records and other auditing procedures that we considered necessary in the circumstances.

In our opinion, the financial statements referred to above present fairly the financial position of PUBLICIS COMMUNICATION and subsidiaries as of December 31, 1995, and the result of their operations and the changes in their financial position for the year in the period ended December 31, 1995, in conformity with generally accepted accounting principles applied on a consistent basis.


                            Paris, 22 th April 1996



            /s/ Frederic Allilaire           /s/ Jose Marette
            Frederic ALLILAIRE               Jose MARETTE


                              [MAZARS LETTERHEAD]

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Date: June 28, 1996

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