Form 10-Q
period 1996-06-30
TRUE NORTH COMMUNICATIONS INC
filed 1996-08-14
CIK 37931

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

             Quarterly Report Under Section 13 or 15(d) of
                  The Securities Exchange Act of 1934


For the quarter ended June 30, 1996          Commission file no. 1-5029



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

                                                 Yes   X    No
                                                     -----     ----


There were 23,822,911 shares of the Registrant's 33 1/3 cents per share par value Common Stock outstanding as of August 12, 1996.

                        TRUE NORTH COMMUNICATIONS INC.
                                     INDEX

                                                                   PAGE
                                                                  NUMBER
                                                                  ------

PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements and Exhibits

          Consolidated Statements of Income for the
            Three Months Ended June 30, 1995 and 1996                  3

          Consolidated Statements of Income for the
            Six Months Ended June 30, 1995 and 1996                    4

          Consolidated Balance Sheets as of June 30, 1995,
            December 31, 1995, and June 30, 1996                       5

          Consolidated Statements of Cash Flows for the
            Six Months Ended June 30, 1995 and 1996                    6

          Notes to Consolidated Condensed Financial
            Statements                                                 7

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Operating Results                            8

PART II.  OTHER INFORMATION

  Item 4.   Submission of Matters to a Vote of Security Holders       10

  Item 6. Exhibits and Reports on Form 8-K                            10

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)
               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                      Three months ended June 30
                                          1995           1996
                                      ----------      ----------
Revenues                                $110,857        $118,429
                                        --------        --------

Costs and Expenses:
   Salaries and employee benefits       $ 68,868        $ 78,833
   Office and general expenses            32,416          38,380
   Other (income) expense                  1,456           1,122
                                         --------       --------
     Total Costs and Expenses           $102,740        $118,335
                                        --------        --------

Income Before Provision for Taxes on    $  8,117        $     94
 Income

Provision for Federal, Foreign & State
   Income Taxes                            3,841              47
                                        --------        --------
                                        $  4,276        $     47

Minority Interest Credit (Expense)           187             111
Equity in Earnings (Losses) of
 Affiliated Companies                      6,893           5,891
                                        --------        --------
Net Income                              $ 11,356        $  6,049
                                        ========        ========

Net Income Per Share                    $    .51        $    .26
                                        ========        ========

Average Number of Common and Common
   Equivalent Shares Outstanding          22,482          23,525
                                        ========        ========


The accompanying notes are an integral part of these statements.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)
               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 Six months ended June 30
                                                    1995           1996
                                                 ---------       --------
Revenues                                          $206,246       $224,363
                                                  --------       --------
Costs and Expenses:
   Salaries and employee benefits                 $129,451       $152,907
   Office and general expenses                      61,542         73,008
   Unusual items                                    10,185             --
   Other (income) expense                            3,136          1,128
                                                  --------       --------
     Total Costs and Expenses                     $204,314       $227,043
                                                  --------       --------
Income Before Provision for Taxes on Income       $  1,932       $ (2,680)
Provision for Federal, Foreign & State
   Income Taxes                                      1,707         (1,134)
                                                  --------       --------
                                                  $    225       $ (1,546)
Minority Interest Credit (Expense)                     136            462
Equity in Earnings (Losses) of Affiliated
   Companies                                           (33)         6,411
                                                  --------       --------
Net Income                                        $    328       $  5,327
                                                  ========       ========
Net Income Per Share                              $    .01       $    .23
                                                  ========       ========
Average Number of Common and Common Equivalent
   Shares Outstanding                               22,417         23,316
                                                  ========       ========

       The accompanying notes are an integral part of these statements.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                            (AMOUNTS IN THOUSANDS)

                                          June 30    Dec. 31    June 30
                                            1995       1995       1996
                                         ---------  ---------  ---------

ASSETS:
- -------
 Cash and short-term investments         $ 37,506   $ 56,981   $ 53,652
 Accounts receivable, net                 339,484    333,038    397,016
 Other current assets                      49,645     39,970     60,621
                                         --------   --------   --------
  Total current assets                   $426,635   $429,989   $511,289

 Property and equipment, net               44,187     54,626     58,544
 Goodwill                                  61,236     84,934    110,340
 Investment in affiliated companies       183,350    187,456    192,733
 Other noncurrent assets                   12,039      9,097      6,456
                                         --------   --------   --------
  Total assets                           $727,447   $766,102   $879,362
                                         ========   ========   ========


LIABILITIES AND STOCKHOLDERS' EQUITY:
- -------------------------------------
 Accounts payable and accruals           $405,771   $426,311   $481,123
 Short-term bank borrowings                48,463     49,982     78,689
 Current portion of long-term debt          5,342        199        225
                                         --------   --------   --------
  Total current liabilities              $459,576   $476,492   $560,037
                                         --------   --------   --------

 Deferred taxes                          $  4,304   $  1,608   $    116
                                         --------   --------   --------
 Long-term debt                          $  4,994   $  5,402   $ 30,873
                                         --------   --------   --------
 Accrued future compensation exp.        $ 35,098   $ 36,538   $ 38,246
                                         --------   --------   --------
 Other noncurrent liabilities            $ 18,047   $ 23,968   $ 21,692
                                         --------   --------   --------

 Common stock                            $  7,830   $  7,830   $  7,931
 Paid-in capital                          116,857    116,483    122,104
 Retained earnings                         93,481    105,800    104,031
 Less-Treasury stock                       (7,241)    (2,661)      (206)
 Cumulative translation adjustment         (5,499)    (5,358)    (5,462)
                                         --------   --------   --------
  Total stockholders' equity             $205,428   $222,094   $228,398
                                         --------   --------   --------
  Total liabilities and
   stockholders' equity                  $727,447   $766,102   $879,362
                                         ========   ========   ========

The accompanying notes are an integral part of these balance sheets.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                            (AMOUNTS IN THOUSANDS)

                                                                Six months ended June 30
                                                                   1995          1996
                                                                 --------      --------
Cash Flows From Operating Activities:
- -------------------------------------
    Net income                                                   $    328      $  5,327
    Adjustments to reconcile net income to net cash provided
      by operating activities:
    Depreciation and amortization                                   8,197         8,797
    Deferred compensation expense                                   2,494         1,736
    Equity earnings of affiliates, net of dividends received          584        (5,223)
    Accounts receivable                                           (63,633)      (62,836)
    Accounts payable and accruals                                 (12,333)       33,448
    Other current assets                                          (19,831)      (20,651)
    Noncurrent liabilities                                         (6,095)       (3,768)
    Other                                                             930           683
                                                                 --------      --------
                                                                 $(89,359)     $(42,487)
                                                                 --------      --------

Cash Provided By (Used For) Financing Activities:
- -------------------------------------------------
    Short-term investments and marketable securities             $ 47,013      $ (4,921)
    Increase in liability for cash overdrafts                      31,820        21,364
    Additions to long-term debt                                        --        25,026
    Payments of long-term debt                                        (59)         (143)
    Cash dividends paid                                            (6,858)       (7,096)
    Common stock issuances                                          5,476         8,177
    Short-term borrowings                                          40,599        28,707
                                                                 --------      --------
                                                                 $117,991      $ 71,114
                                                                 --------      --------

Cash Provided By (Used For) Investment Activities:
- --------------------------------------------------
    Purchase of subsidiaries                                     $ (8,788)     $(26,702)
    Purchase of interest in affiliated companies                   (7,645)         (723)
    Capital expenditures                                           (4,743)       (9,452)
                                                                 --------      --------
                                                                 $(21,176)     $(36,877)
                                                                 --------      --------
Increase (Decrease) In Cash                                      $  7,456      $ (8,250)
Balance at beginning of period                                     24,598        48,408
                                                                 --------      --------
Balance at end of period                                         $ 32,054      $ 40,158
                                                                 ========      ========

The accompanying notes are an integral part of these statements.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1996
                                  (UNAUDITED)



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



QUARTER ENDED JUNE 30, 1996
- ---------------------------

Results for the second quarter of 1996 were net income of $6,049 or $.26 per share compared to $11,356 or $.51 per share in 1995.

Revenues increased 6.8% to $118,429 in 1996 from $110,857 in 1995. North American revenues increased 13.4% to $95,851 in 1996 while international revenues declined 14.2% to $22,578. Excluding the impact of acquisitions, consolidated revenues declined approximately 5% due primarily to the previously announced loss of two large clients, Colgate and Clorox, in late 1995. The Company believes that the impact of new business from the previously announced global consolidation of S.C. Johnson advertising with the Company will largely offset the loss of revenues from Colgate and Clorox in future quarters.

During the latter part of 1995 and in 1996, the Company purchased the R/GA Digital Media Group and several agencies in North America, Latin America and the Pacific Rim. These acquisitions contributed $13,564 and $529 to the Company's revenues and pretax income, respectively.

As previously disclosed, salaries and benefits expenses and office and general expenses increased at a higher rate than the rate of growth of revenues due primarily to the Company's continuing investment in digital advertising technology. Excluding investment spending and the impact of acquisitions made in the latter part of 1995 and in 1996, salaries and benefits expenses and office and general expenses increased approximately 1.4% and 1.3% between years.

The components of "Other Expenses" in both years were as follows:


                                          1995     1996
- ----------------------------------------------------------
Interest expense                          $1,973   $ 2,578
- ----------------------------------------------------------
Interest income                             (230)   (1,141)
- ----------------------------------------------------------
Unrealized (gain) loss on Shandwick
 investment                                 (287)     (315)
- ----------------------------------------------------------
                                          $1,456   $ 1,122
                                        ------------------

Equity income, which consists primarily of the Company's share of European operations, was $5,891 in 1996 compared to $6,893 in 1995. Approximately $421 of the decline is due unfavorable currency exchange rates in 1996 as compared to 1995. The remainder of the decline is primarily due to the loss of Colgate. As previously indicated, new business from S.C. Johnson should largely offset the impact of this client loss in future quarters.

SIX MONTHS ENDED JUNE 30,
- -------------------------

Results for the six months ended June 30, 1996 were net income of $5,327 or $.23 per share in 1996, compared to $328 or $.01 per share in 1995. As further discussed below, 1995 results include a charge against income for unusual items totaling $13,376.

Revenues increased 8.8% to $224,363 in 1996 from $206,246 in 1995. North American revenues increased 12.8% to $182,787 in 1996 while international revenues declined 5.9% to $41,576. Excluding the impact of acquisitions, consolidated revenues declined approximately 3% due primarily to the previously announced loss of two large clients, Colgate and Clorox, in late 1995. The Company believes that the impact of new business from the previously announced global consolidation of S.C. Johnson advertising with the Company will largely offset the loss of revenues from Colgate and Clorox in future quarters.

During the latter part of 1995 and in 1996, the Company purchased the R/GA Digital Media Group and several agencies in North America, Latin America and the Pacific Rim. These acquisitions contributed $25,043 and $35 to the Company's revenues and pretax loss, respectively.

As previously disclosed, salaries and benefits expenses and office and general expenses increased at a higher rate than the rate of growth of revenues due primarily to the Company's continuing investment in digital advertising technology. Excluding investment spending and the impact of acquisitions made in the latter part of 1995 and in 1996, salaries and benefits expenses and office and general expenses increased approximately 4.6% and 0.9% between years.

In the first quarter of 1995, the Company recorded a pretax charge of $10,185 under the caption "Unusual Items". Of this amount, $3,560 related to the closure of an FCB operation in the Pacific region and $6,625 represented the accrual of charges related to its dispute with Publicis. Additionally, included in the line, "Equity in Earnings (Losses) of Affiliated Companies", is a charge of $7,034 related to the 1995 restructuring of the Italian operations of the Publicis.FCB European joint venture. The after-tax impact of all unusual items was a loss of $13,376.

The components of "Other Expenses" in both years were as follows:


                                                     -------------------
                                                       1995      1996
- ------------------------------------------------------------------------
Interest expense                                     $ 3,376   $ 4,614
- ------------------------------------------------------------------------
Interest income                                       (1,161)   (2,009)
- ------------------------------------------------------------------------
Unrealized (gain) loss on Shandwick investment           125    (1,477)
- ------------------------------------------------------------------------
Unrealized loss on interest rate swap                    796        --
- ------------------------------------------------------------------------
                                                     $ 3,136   $ 1,128
                                                     -------------------

The effective tax rate for 1996 was $42.3% compared to 88.4% in 1995. The 1995 effective tax rate was impacted by unusual items. Excluding unusual items, the effective tax rate for 1995 was $45.8%.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

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

The increase in "Accounts receivable, net" and "Accounts payable and accruals" is due to the fact that media billings for the month of June 1996 were higher than those of December 1995. During 1996, the increase in "Accounts receivable" was higher than the increase in "Accounts payable and accruals". The primary reason for this is that the Company's accounts receivable to accounts payable ratio was at optimal levels during the last quarter of 1995 and have shifted to levels that are typical of this period of the year. This change in receivable and payable balances was funded by the liquidation of short-term investments and additional short-term debt.

As previously disclosed, the Company continues to contemplate strategic acquisitions to enhance its worldwide network. During the first six months of 1996, the Company completed the acquisitions of agencies in China and North America. In addition, it made contingent payments related to acquisitions made in prior years. These payments were financed by the issuance of additional short-term borrowings.

During the second quarter of 1996, the Company converted $25,000 of its short-term borrowings into a three-year term loan with two banks.

                     PART II.  OTHER INFORMATION



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 15, 1996, Registrant held its Annual Meeting. Holders of 20,960,614 of Registrant's Common Shares were represented in person or by proxy at this meeting. On May 15, Registrant had 23,694,207 Common Shares outstanding.

The following matters were submitted to a vote of security holders at this meeting.

1. Annual Election of Directors - All Directors of Registrant stand for election at each of Registrant's Annual Meetings. Following is the tabulation of votes for each director:


                                         WITHHOLD
                             FOR         AUTHORITY
- -----------------------------------      ---------

J. B. Ryan               20,773,127       187,487
Bruce Mason              20,772,412       188,202
Jack Balousek            20,772,507       188,107
Louis E. Scott           20,762,759       197,855
Stephen T. Vehslage      20,773,127       187,487
Newton N. Minow          20,761,542       199,072
Craig R. Wiggins         20,772,328       188,286
Maurice Levy             20,769,671       190,943
Gregory W. Blaine        20,763,209       197,405
Laurel Cutler            20,765,823       194,791
Terry M. Ashwill         20,764,779       195,835
William A. Schreyer      20,772,125       188,489
Richard S. Braddock      20,772,679       187,935

     No other person received any votes for election as director.

2.   Approval of Arthur Andersen LLP as Registrant's auditors for 1996:

       FOR          AGAINST      ABSTAIN
    ----------      -------      -------
    20,849,668      66,117       44,829


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits -

              10.4  Employment Agreement between Bruce Mason and Registrant
              27.   Financial Data Schedule

         (b)  Reports on Form 8-K -

              In a report dated July 1, 1996, Registrant announced senior management changes and a new alignment of responsibilities for Registrant's relationship with Publics Communication.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    TRUE NORTH COMMUNICATIONS INC.
                                            (Registrant)



                                         /s/ John J. Rezich
                                         -----------------------------
                                             John J. Rezich
                                             Controller and
                                              Chief Accounting Officer



Date: August 14, 1996