Form 10-Q
period 1996-09-30
TRUE NORTH COMMUNICATIONS INC
filed 1996-11-14
CIK 37931

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934


For the quarter ended September 30, 1996             Commission file no. 1-5029



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


There were 23,743,781 shares of the Registrant's 33 1/3 cents per share par value Common Stock outstanding as of November 12, 1996 .

                        TRUE NORTH COMMUNICATIONS INC.
                                     INDEX

                                                                     PAGE
                                                                    NUMBER
                                                                    ------
PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements and Exhibits

          Consolidated Condensed Statements of Income for the
            Three Months Ended September 30, 1995 and 1996             3

          Consolidated Condensed Statements of Income for the
            Nine Months Ended September 30, 1995 and 1996              4

          Consolidated Condensed Balance Sheets as of September 30,
            1995, December 31, 1995, and September 30, 1996            5

          Consolidated Condensed Statements of Cash Flows for the
            Nine Months Ended September 30, 1995 and 1996              6

          Notes to Consolidated Condensed Financial
            Statements                                                 7

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Operating Results                            8

PART II.  OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security Holders         11

  Item 6. Exhibits and Reports on Form 8-K                            11

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                   Three months ended September 30
                                             1995      1996
                                          ---------  --------
Revenues                                  $108,654   $125,803
                                          --------   --------

Costs and Expenses:
  Salaries and employee benefits          $ 68,969   $ 77,716
  Office and general expenses               32,417     36,578
  Other (income) expense                     1,132      1,034
                                          --------   --------
     Total Costs and Expenses             $102,518   $115,328
                                          --------   --------

Income Before Provision for Taxes on
 Income                                   $  6,136   $ 10,475

Provision for Federal, Foreign & State
  Income Taxes                               2,646      5,048
                                          --------   --------
                                          $  3,490   $  5,427

Minority Interest Credit (Expense)            (115)      (104)
Equity in Earnings of Affiliated
Companies                                      819        710
                                          --------   --------
Net Income                                $  4,194   $  6,033
                                          ========   ========

Net Income Per Share                      $    .19   $    .26
                                          ========   ========

Average Number of Common and Common
  Equivalent Shares Outstanding             22,655     23,384
                                          ========   ========

The accompanying notes are an integral part of these statements.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                   Nine months ended September 30
                                            1995      1996
                                          --------  --------
Revenues                                  $314,900  $350,166
                                          --------  --------

Costs and Expenses:
  Salaries and employee benefits          $198,420  $230,623
  Office and general expenses               93,959   109,586
  Unusual items                             10,185        --
  Other (income) expense                     4,268     2,162
                                          --------  --------
     Total Costs and Expenses             $306,832  $342,371
                                          --------  --------

Income Before Provision for Taxes on
 Income                                   $  8,068  $  7,795

Provision for Federal, Foreign & State
  Income Taxes                               4,353     3,914
                                          --------  --------
                                          $  3,715  $  3,881

Minority Interest Credit (Expense)              21       358
Equity in Earnings of Affiliated
 Companies                                     786     7,121
                                          --------  --------
Net Income                                $  4,522  $ 11,360
                                          ========  ========

Net Income Per Share                      $    .20  $    .49
                                          ========  ========

Average Number of Common and Common
  Equivalent Shares Outstanding             22,484    23,228
                                          ========  ========


The accompanying notes are an integral part of these statements.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                            (AMOUNTS IN THOUSANDS)

                                         Sept. 30    Dec. 31   Sept. 30
                                           1995       1995       1996
                                         --------   --------   --------
ASSETS:
 Cash and short-term investments         $ 46,077   $ 56,981   $ 46,413
 Accounts receivable, net                 331,994    333,038    403,220
 Other current assets                      47,352     39,970     57,121
                                         --------   --------   --------
   Total current assets                  $425,423   $429,989   $506,754

 Property and equipment, net               48,890     54,626     58,853
 Goodwill                                  74,695     84,934    107,621
 Investment in affiliated companies       184,599    187,456    190,858
 Other noncurrent assets                    6,392      9,097      6,575
                                         --------   --------   --------
   Total assets                          $739,999   $766,102   $870,661
                                         ========   ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
 Accounts payable and accruals           $389,499   $426,311   $497,775
 Short-term bank borrowings                69,290     49,982     52,002
 Current portion of long-term debt          5,323        199        218
                                         --------   --------   --------
   Total current liabilities             $464,112   $476,492   $549,995
                                         --------   --------   --------
 Deferred taxes                          $  1,855   $  1,608   $    116
                                         --------   --------   --------
 Long-term debt                          $  5,259   $  5,402   $ 29,244
                                         --------   --------   --------
 Accrued future compensation exp.        $ 34,775   $ 36,538   $ 37,819
                                         --------   --------   --------
 Other noncurrent liabilities            $ 25,394   $ 23,968   $ 21,580
                                         --------   --------   --------
 Common stock                            $  7,830   $  7,830   $  7,948
 Paid-in capital                          116,520    116,483    122,960
 Retained earnings                         94,187    105,800    106,490
 Less-Treasury stock                       (5,040)    (2,661)      (284)
 Cumulative translation adjustment         (4,893)    (5,358)    (5,207)
                                         --------   --------   --------
   Total stockholders' equity            $208,604   $222,094   $231,907
                                         --------   --------   --------
   Total liabilities and
      stockholders' equity               $739,999   $766,102   $870,661
                                         ========   ========   ========

The accompanying notes are an integral part of these balance sheets.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                            (AMOUNTS IN THOUSANDS)

                                                          Nine months ended Sept. 30
                                                               1995       1996
                                                             ---------  ---------
Cash Flows From Operating Activities:
-------------------------------------
 Net income                                                  $  4,522   $ 11,360
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Depreciation and amortization                                 12,770     13,750
 Deferred compensation expense                                  2,191      1,311
 Equity earnings of affiliates, net of dividends
  received                                                        220     (4,108)
 Accounts receivable                                          (52,622)   (69,040)
 Accounts payable and accruals                                 (9,439)    42,000
 Other current assets                                         (17,538)   (17,151)
 Noncurrent liabilities                                        (9,453)    (3,880)
 Other                                                          1,118      1,025
                                                             --------   --------
                                                             $(68,231)  $(24,733)
                                                             --------   --------

Cash Provided By (Used For) Financing Activities:
-------------------------------------------------
 Short-term investments and marketable securities            $ 46,593   $   (154)
 Increase in liability for cash overdrafts                     12,654     29,464
 Additions to long-term debt                                       --     25,019
 Payments of long-term debt                                       (93)    (1,772)
 Cash dividends paid                                          (10,346)   (10,670)
 Common stock issuances                                         7,340      8,972
 Short-term borrowings                                         61,426      2,020
                                                             --------   --------
                                                             $117,574   $ 52,879
                                                             --------   --------

Cash Provided By (Used For) Investment Activities:
--------------------------------------------------
 Purchase of subsidiaries                                    $(14,606)  $(25,387)
 Purchase of interest in affiliated companies                  (8,476)      (268)
 Capital expenditures                                         (10,654)   (13,213)
                                                             --------   --------
                                                             $(33,736)  $(38,868)
                                                             --------   --------
Increase (Decrease) In Cash                                  $ 15,607   $(10,722)
Balance at beginning of period                                 24,598     48,408
                                                             --------   --------
Balance at end of period                                     $ 40,205   $ 37,686
                                                             ========   ========


The accompanying notes are an integral part of these statements.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996
                                  (UNAUDITED)



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



QUARTER ENDED SEPTEMBER 30, 1996

Results for the third quarter of 1996 were net income of $6,033 or $.26 per share compared to $4,194 or $.19 per share in 1995.

Revenues increased 15.8% to $125,803 in 1996 from $108,654 in 1995. North American revenues increased 20.3% to $100,187 in 1996 while international revenues increased 1.0% to $25,616. Excluding the impact of acquisitions, consolidated revenues increased approximately 6%.

During the latter part of 1995 and in 1996, the Company purchased several agencies in North America, Latin America and the Pacific Rim. These acquisitions contributed $10,960 and $3,400 to the Company's revenues and pretax income, respectively.

As previously disclosed, salaries and benefits expenses and office and general expenses increased at a higher rate than the rate of growth of revenues due primarily to the Company's continuing investment in digital advertising technology. Excluding investment spending and the impact of acquisitions made in the latter part of 1995 and in 1996, salaries and benefits expense increased approximately 3.2% and office and general expenses decreased approximately 4.8% between years.

The components of "Other Expenses" in both years were as follows:

                                                  -----------------------
                                                      1995      1996
                                                  -----------------------
-------------------------------------------------------------------------
    Interest expense                                $ 2,381   $ 2,526
-------------------------------------------------------------------------
    Interest income                                  (1,555)   (1,544)
-------------------------------------------------------------------------
    Unrealized (gain) loss on Shandwick investment      306        52
-------------------------------------------------------------------------
                                                    $ 1,132   $ 1,034
                                                  -----------------------

Equity income, which consists primarily of the Company's share of European operations, was $710 in 1996 compared to $819 in 1995. The decline is primarily due to lower operating results reported by agencies in France and Germany.

NINE MONTHS ENDED SEPTEMBER 30, 1996

Results for the nine months ended September 30 were net income of $11,360 or $.49 per share in 1996, compared to $4,522 or $.20 per share in 1995. As further discussed below, 1995 results include a charge against income for unusual items totaling $13,376.

Revenues increased 11.2% to $350,166 in 1996 from $314,900 in 1995. North American revenues increased 15.3% to $282,974 in 1996 while international revenues declined 3.4% to $67,192. Excluding the impact of acquisitions, consolidated revenues declined approximately .2% due primarily to the previously announced loss of two large clients, Colgate and Clorox, in late 1995.

During the latter part of 1995 and in 1996, the Company purchased the R/GA Digital Media Group and several agencies in North America, Latin America and the Pacific Rim. These acquisitions contributed $36,003 and $3,365 to the Company's revenues and pretax income, respectively.

As previously disclosed, salaries and benefits expenses and office and general expenses increased at a higher rate than the rate of growth of revenues due primarily to the Company's continuing investment in digital advertising technology. Excluding investment spending and the impact of acquisitions made in the latter part of 1995 and in 1996, salaries and benefits expense increased approximately 4.1% and office and general expenses decreased approximately 1.0% between years.

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

The components of "Other Expenses" in both years were as follows:


                                                    -------------------------
                                                        1995        1996
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
    Interest expense                                    $ 5,706   $ 7,140
-----------------------------------------------------------------------------
    Interest income                                      (2,716)   (3,553)
-----------------------------------------------------------------------------
    Unrealized (gain) loss on Shandwick investment          431    (1,425)
-----------------------------------------------------------------------------
    Unrealized loss on interest rate swap                   847        --
-----------------------------------------------------------------------------
                                                        $ 4,268   $ 2,162
                                                    -------------------------

The effective tax rate for 1996 was 50.2% compared to 54.0% in 1995. The 1995 effective tax rate was impacted by unusual items. Excluding unusual items, the effective tax rate for 1995 was 44.9%. The 1996 effective tax rate is higher due primarily to the impact of goodwill amortization that is not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

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

The increases in "Accounts receivable, net" and "Accounts payable and accruals" are due to the fact that media billings for the month of September 1996 were higher than those of December 1995. During 1996, the increase in "Accounts receivable" was higher than the increase in "Accounts payable and accruals". The primary reason for this is that the Company's accounts receivable to accounts payable ratio was at optimal levels at the end of 1995 and has shifted to levels that are typical of this period of the year. This change in receivable and payable balances was funded by the liquidation of short-term investments and additional short-term debt.

As previously disclosed, the Company continues to contemplate strategic acquisitions to enhance its worldwide network. During the first nine months of 1996, the Company completed the acquisitions of agencies in Asia, Latin America and North America. In addition, it made contingent payments related to acquisitions made in prior years. These payments were financed by additional short-term borrowings.

During the second quarter of 1996, the Company converted $25,000 of its short-term borrowings into a three-year term loan with two banks.

                          PART II.  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits -

              27.   Financial Data Schedule

         (b)  Reports on Form 8-K - none.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  TRUE NORTH COMMUNICATIONS INC.
                                              (Registrant)



                                           /S/  John J. Rezich
                                           -------------------
                                              (Signature)

                              John J. Rezich
                              Controller and Chief Accounting Officer



Date: November 14, 1996