Form 10-K
period 1996-12-31
TRUE NORTH COMMUNICATIONS INC
filed 1997-03-31
CIK 37931

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark
One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                      OR
  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                      For the Transition period from to

                          COMMISSION FILE NO. 1-5029

                         TRUE NORTHCOMMUNICATIONS INC.
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

REGISTRANT'S TELEPHONE NUMBER: (312) 425-6500

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

          TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH
                                                     REGISTERED
        Common stock, par value                New York Stock Exchange
        33 1/3 cents per share

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference or included in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of Common Stock, 33 1/3 cents par value, held by non-affiliates of the Registrant, as of March 24, 1997 was $366,955,418.

  There were 24,757,710 shares of Registrant's 33 1/3 cents per share par value Common Stock outstanding as of March 24, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Annual Report to shareholders for the year ended December 31, 1996 are incorporated by reference into Parts I and II of this report.

  Portions of the Registrant's Proxy Statement relating to its annual meeting of shareholders scheduled to be held on May 21, 1997 are incorporated by reference into Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

  CERTAIN STATEMENTS CONTAINED IN REGISTRANT'S 1996 ANNUAL REPORT TO SHAREHOLDERS UNDER THE CAPTIONS "ABOUT TRUE NORTH" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E(I)(1) OF THE EXCHANGE ACT. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS EXPRESSED OR IMPLIED BY THESE STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHER THINGS, THE FOLLOWING: GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN DEMAND FOR THE COMPANY'S SERVICES, CHANGES IN COMPETITION, THE ABILITY OF THE COMPANY TO INTEGRATE ACQUISITIONS OR COMPLETE FUTURE ACQUISITIONS, INTEREST RATE FLUCTUATIONS, DEPENDENCE UPON AND AVAILABILITY OF QUALIFIED PERSONNEL, AND CHANGES IN GOVERNMENTAL REGULATION. IN LIGHT OF THESE AND OTHER UNCERTAINTIES, THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY THAT THE COMPANY'S PLANS AND OBJECTIVES WILL BE ACHIEVED.

                                    PART I

ITEM 1. BUSINESS:

GENERAL

  Response to this item is incorporated by reference to the Registrant's Annual Report to shareholders for fiscal year ended December 31, 1996 (the "1996 Annual Report") on page 1.

REVENUES

  Response to this item is incorporated by reference to pages 1 and 2 of the Registrant's 1996 Annual Report.

CLIENTS

  The Registrant and its subsidiaries (the Company) consider their relations with their clients to be satisfactory. Due to the nature of the business, however, any client could at some time in the future reduce its advertising budget, or transfer to another agency all or part of its advertising presently placed through the Company. Representation of a client does not necessarily mean that all advertising for that client is handled by the Company exclusively. In many cases, the Company handles the advertising of only a portion of a client's products or services or only the advertising in particular geographic areas.

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

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

  Response to this item is incorporated by reference to pages 2 and 17 of the Registrant's 1996 Annual Report.

ITEM 2. PROPERTIES

  Virtually all of the Company's operations are conducted in leased premises. The Company's physical property consists primarily of leasehold improvements, furniture, fixtures and equipment. However, the Company does own office buildings in Puerto Rico and the Dominican Republic, neither of which is material to the Company's consolidated financial statements.

  Further information regarding the Company's leased premises, which it considers to be adequate for its current operations, is incorporated by reference to note 12 of Registrant's consolidated financial statements on page 19 of the Registrant's 1996 Annual Report.

ITEM 3. PENDING LEGAL PROCEEDINGS

  Response to this item is incorporated by reference to note 7 of Registrant's consolidated financial statements and the Publicis Relationship section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 15 and 6 through 7, respectively of the 1996 Annual Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not Applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK

  Response to this item is incorporated by reference to page 2 of the Registrant's 1996 Annual Report.

ITEM 6. SELECTED FINANCIAL DATA

  Response to this item is incorporated by reference to pages 2 and 3 of the Registrant's 1996 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Response to this item is incorporated by reference to pages 3, 4, 5, 6 and 7 of the Registrant's 1996 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

  The following consolidated financial statements of the Registrant and its subsidiaries, included in the Registrant's 1996 Annual Report are incorporated herein by reference:

  Consolidated Balance Sheets--December 31, 1995 and 1996
  Consolidated Income Statements--Years ended December 31, 1994, 1995 and
  1996
  Consolidated Statements of Stockholders' Equity--Years ended December 31, 1994, 1995 and 1996
  Consolidated Statements of Cash Flows--Years ended December 31, 1994, 1995 and 1996
  Notes to Consolidated Financial Statements--December 31, 1996
  Unaudited Quarterly Financial Data--Years ended December 31, 1995 and 1996 Report of Independent Public Accountants

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information with respect to the Directors of the Registrant contained under the heading "Proposal 1--Election of Directors" in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 1996 (the "Proxy Statement") is incorporated herein by reference. Information with respect to executive officers of the Registrant who are not also Directors or nominees to the Board of Directors is included below.

     MITCHELL T. ENGEL (44)      --Executive Vice President,
                                   Corporate Operations

     THEODORE J. THEOPHILOS (43) --Executive Vice President,
                                   General Counsel

     DALE F. PERONA (51)         --Vice President, Corporate Development
                                   Treasurer/Secretary

     JOHN J. REZICH (41)         --Vice President, Controller
                                   (Chief Accounting Officer)

  Mr. Theophilos joined the Company and became an officer during 1996. Previous to that time, Mr. Theophilos was Senior Vice President and General Counsel of A.C. Nielsen Company.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                           PAGE
                                                                           ----
Item 14(a)--List of Financial Statements..................................   5
  Report of Independent Public Accountants on Supplemental Note...........   6
Item 14(a)(1)--Supplemental Note to Consolidated Financial Statements:
  A.Valuation Accounts....................................................   7
Item 14(a)(2)--Schedules
  Are not submitted because they are not required or because the required information is included in the financial statements or notes thereto.
Item 14(a)(3)--Index of Exhibits
  The index of exhibits immediately precedes the exhibits filed with the
  Securities and Exchange Commission.
    Exhibits 10.1 through 10.16 included in this index are the management contracts and compensatory plans or arrangements required to be filed as exhibits hereto pursuant to the requirements of Item 601 of
  Regulation S-X.
Item 14(b)--Reports on Form 8-K

  Registrant filed the following reports on Form 8-K during the fourth quarter of 1996 and the first quarter of 1997:

 DATE OF REPORT    DESCRIPTION OF REPORTABLE EVENT
 --------------    -------------------------------
 February 14, 1997 Under Item 5, Registrant reported that the Compensation
                   Committee of its Board of Directors, comprised solely of
                   outside Board members, negotiated and executed severance
                   agreements with John B. Balousek and Craig R. Wiggins,
                   former officers and members of Registrant's Board of
                   Directors.

FORM 10-K--ITEM 14(A)

TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

  The following consolidated financial statements of the Registrant and the Independent Public Accountant's Report covering these financial statements, appearing in the Registrant's 1996 Annual Report on pages 8 through 23 are incorporated herein by reference in Item 8:

  Consolidated Balance Sheets--December 31, 1995 and 1996

  Consolidated Statements of Income--Years ended December 31, 1994, 1995 and
  1996

  Consolidated Statements of Stockholders' Equity--Years ended December 31, 1994, 1995 and 1996

  Consolidated Statements of Cash Flows--Years ended December 31, 1994, 1995 and 1996

  Notes to Consolidated Financial Statements--December 31, 1996

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                              ON SUPPLEMENTAL NOTE

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in True North Communications Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated March 6, 1997. Our report on the consolidated financial statements includes an explanatory paragraph with respect to the change in method of accounting for certain investments in debt and equity securities, effective January 1, 1994, as discussed in Note 2 to the consolidated financial statements. Our audits were made for the purpose of forming an opinion on those financial statements taken as a whole. Supplemental Note A is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. Supplemental Note A has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          Arthur Andersen LLP

Chicago, Illinois,
March 6, 1997.

FORM 10-K -- ITEM 14(A)(1)

                           NOTE A--VALUATION ACCOUNTS

             FOR THE YEARS ENDED DECEMBER 31, 1994, 1995, AND 1996
                               (AMOUNTS IN 000'S)

                                                            ADJUSTMENTS
                           BALANCE  ADDITIONS                   AND     BALANCE
                             AT     CHARGED TO               RECLASSI-  AT END
                          BEGINNING COSTS AND                FICATIONS    OF
     CLASSIFICATION       OF PERIOD  EXPENSES  (DEDUCTIONS)     (1)     PERIOD
     --------------       --------- ---------- ------------ ----------- -------
ALLOWANCE FOR DOUBTFUL ACCOUNTS--
 CURRENT
Year Ended December 31,
 1994 (note 2)...........  $5,760     $  781     $(3,294)     $   53    $3,300
                           ======     ======     =======      ======    ======
Year Ended December 31,
 1995....................  $3,300     $ (290)    $  (274)     $1,921    $4,657
                           ======     ======     =======      ======    ======
Year Ended December 31,
 1996....................  $4,657     $  626     $  (957)     $  630    $4,956
                           ======     ======     =======      ======    ======

--------
NOTES:
(1) Amount consists of currency translation adjustment and adjustments made as a result of subsidiaries acquired and sold during the year.
(2) 1994 deductions consist primarily of a write-off of a trade receivable from Orion, which was adequately reserved in 1991.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934 AND TO THE POWER OF ATTORNEY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS (CONSTITUTING, AMONG OTHERS, A MAJORITY OF THE MEMBERS OF THE BOARD OF DIRECTORS OF THE REGISTRANT) ON BEHALF OF THE REGISTRANT.



                 SIGNATURE                                    POSITION
                 ---------                                    --------
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

                                             /s/ Bruce Mason
                                          *By: ________________________________
                                             Bruce Mason
                                             as Attorney-in-Fact

Date: March 28, 1997

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Date: March 28, 1997

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

                                             /s/ Dale F. Perona
                                          By: _________________________________
                                             Dale F. Perona
                                             Senior Vice President, Corporate
                                             Development, Secretary/Treasurer

                                             /s/ John J. Rezich
                                          By: _________________________________
                                             John J. Rezich
                                             Vice President, Controller
                                             (Chief Accounting Officer)

                               INDEX OF EXHIBITS
                               -----------------

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------

  3(i) Registrant's Restated Certificate of Incorporation, as amended, filed with the Commission as Exhibit 3(I) to Registrant's Form 10-K for the year ended December 31, 1994.

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

 10.4 Employment Agreement between Bruce Mason and Registrant, filed with the Commission as Exhibit 10.4 to Registrant's Form 10-Q for the quarter ended June 30, 1996.

 10.5 Separation Agreement between John B. Balousek and Registrant, filed with the Commission as Exhibit 10.5 to Registrant's Current Report on Form 8-K filed on February 14, 1997.

 10.6 Separation Agreement between Craig R. Wiggins and Registrant, filed with the Commission as Exhibit 10.6 to Registrant's Current Report on Form 8-K filed on February 14, 1997.

*10.7         Employment Agreement between Gregory W. Blaine and Registrant

*10.8         Employment Agreement between Mitchell T. Engel and Registrant

*10.9         Employment Agreement between Theodore J. Theophilos and Registrant

*10.10        Asset Protection Plan between  Bruce Mason and Registrant

*10.11        Asset Protection Plan between J. Brendan Ryan and Registrant

*10.12        Asset Protection Plan between Terry Ashwill and Registrant

*10.13        Asset Protection Plan between Mitchell T. Engel and Registrant

*10.14        Asset Protection Plan between Gregory W. Blaine and Registrant

*10.15        Asset Protection Plan between Theodore J. Theophilos and
              Registrant

*10.16        Employment Agreement between J. Brendan Ryan and Registrant

*11           Statement re Computation of Per Share Earnings.

*13 Portions of Registrant's Annual Report to Security Holders incorporated by reference into this Report on Form 10-K.

*21           Subsidiaries.

*23           Consent of Arthur Andersen LLP

*24           Power of Attorney

*27           Financial Data Schedule

*99.1         Press release dated February 19, 1997

*99.2 Memorandum of Agreement, dated February 19, 1997, among Publicis S.A., Publicis Communication and Publicis.FCB Europe, on the one hand, and the Registrant, Foote, Cone & Belding Communications, Inc. and FCB International, Inc., on the other hand.

NOTE:
-----

Except for the documents that are marked with an asterisk, each of the documents listed above has heretofore been filed with the Securities and Exchange Commission (the "Commission") and each such document is incorporated herein by reference. Documents marked with an asterisk are filed herewith.