Form 10-Q
period 1997-03-31
TRUE NORTH COMMUNICATIONS INC
filed 1997-05-14
CIK 37931

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934


For the quarter ended March 31, 1997                 Commission file no. 1-5029


                        True North Communications Inc.
            (Exact name of Registrant as specified in its charter)


                 Delaware                                    36-1088161
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation of organization)                     Identification No.)


101 East Erie Street, Chicago, Illinois                          60611
(Address of principal executive offices)                      (Zip Code)


Registrant's Telephone Number:                              (312) 425-6500



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


There were 24,896,856 shares of the Registrant's 33 1/3 cents per share par value Common Stock outstanding as of May 12, 1997.

                        TRUE NORTH COMMUNICATIONS INC.
                                     INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements and Exhibits

         Consolidated Statements of Income for the
          Three Months Ended March 31, 1996 and 1997                         3

         Consolidated Balance Sheets as of March 31, 1996,
          December 31, 1996, and March 31, 1997                              4

         Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 1996 and 1997                         5

         Note to Consolidated Condensed Financial
          Statements                                                         6

 Item 2. Management's Discussion and Analysis of Financial
          Condition and Operating Results                                    7

PART II. OTHER INFORMATION

 Item 4. Submission of Matters to a Vote of Security Holders                 8

 Item 6. Exhibits and Reports on Form 8-K                                    8

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
                (Amounts in thousands, except per share amounts)

                                          Three months ended
                                               March 31
                                            1996      1997
                                          --------  --------
Revenues                                  $105,934  $130,601
                                          --------  --------
Costs and Expenses:
  Salaries and employee benefits          $ 74,074  $ 87,547
  Office and general expenses               34,628    41,445
  Other (income) expense                         6     1,280
                                          --------  --------
     Total Costs and Expenses             $108,708  $130,272
                                          --------  --------
Income (Loss) Before Provision for Taxes
  on Income                               $ (2,774) $    329

Provision for Federal, Foreign & State
  Income Taxes                              (1,181)      168
                                          --------  --------
                                          $ (1,593) $    161

Minority Interest Credit (Expense)             351      (223)
  Equity in Earnings (Losses) of
  Affiliated Companies                         520       277
                                          --------  --------
Net Income                                $   (722) $    215
                                          ========  ========
Net Income Per Share                      $   (.03) $    .01
                                          ========  ========
Average Number of Common and Common
  Equivalent Shares Outstanding             22,904    24,234
                                          ========  ========

       The accompanying notes are an integral part of these statements.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)
                            (Amounts in thousands)



                                          Mar. 31    Dec. 31     Mar. 31
                                           1996       1996        1997
                                         ---------  ---------  -----------

ASSETS:
-------
  Cash and short-term investments        $ 34,147   $ 56,996   $   51,232
  Accounts receivable, net                373,597    402,786      443,868
  Other current assets                     53,780     44,464       60,745
                                         --------   --------   ----------
      Total current assets               $461,524   $504,246   $  555,845

  Property and equipment, net            $ 56,467   $ 61,369   $   62,670
  Goodwill                                108,046    151,640      213,114
  Investment in affiliated companies      186,888    202,397      202,533
  Other noncurrent assets                   7,580     13,008       16,331
                                         --------   --------   ----------
      Total assets                       $820,505   $932,660   $1,050,493
                                         ========   ========   ==========


LIABILITIES AND STOCKHOLDERS' EQUITY:
-------------------------------------
  Accounts payable and accruals          $434,589   $470,911   $  518,373
  Short-term bank borrowings               93,062     79,698      139,442
  Current portion of long-term debt           262        270        2,902
  Liability for taxes on income               968      2,312        2,828
                                         --------   --------   ----------
      Total current liabilities          $528,881   $553,191   $  663,545
                                         --------   --------   ----------

  Long-term debt                         $  5,577   $ 31,513   $   32,310
                                         --------   --------   ----------
  Accrued future compensation exp.       $ 37,632   $ 44,501   $   44,189
                                         --------   --------   ----------
  Other noncurrent liabilities           $ 27,174   $ 37,727   $   48,811
                                         --------   --------   ----------
  Obligation to Modem Media partners     $     --   $ 24,387   $       --
                                         --------   --------   ----------

  Common stock                           $  7,848   $  7,957   $    8,333
  Paid-in capital                         116,975    123,740      147,828
  Retained earnings                       101,549    119,399      115,895
  Less-Treasury stock                         (57)    (4,553)      (5,109)
  Cumulative translation adjustment        (5,074)    (5,202)      (5,309)
                                         --------   --------   ----------
     Total stockholders' equity          $221,241   $241,341   $  261,638
                                         --------   --------   ----------
     Total liabilities and
        stockholders' equity             $820,505   $932,660   $1,050,493
                                         ========   ========   ==========

The accompanying notes are an integral part of these balance sheets.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Amounts in thousands)



                                                                                   Three months ended Mar. 31
                                                                                        1996       1997
                                                                                      --------   --------
Cash Flows From Operating Activities:
--------------------------------------------------
  Net income                                                                        $   (722)     $    215
  Adjustments to reconcile net income to
    net cash provided by operating activities:
  Depreciation and amortization                                                        4,342         5,665
  Equity earnings of affiliates, net of dividends received                                84          (277)
  Accounts receivable                                                                (39,417)      (17,095)
  Accounts payable and accruals                                                      (18,140)      (11,737)
  Other current assets                                                               (13,810)      (14,088)
  Other                                                                               (1,823)         (895)
                                                                                    --------      --------
                                                                                    $(69,486)     $(38,212)
                                                                                    --------      --------

Cash Provided By (Used For) Financing Activities:
--------------------------------------------------
  Short-term investments and marketable securities                                  $    267      $ (4,412)
  Increase in liability for cash overdrafts                                           27,386        18,423
  Additions to long-term debt                                                             63           146
  Payments of long-term debt                                                            (105)          (41)
  Cash dividends paid                                                                 (3,529)       (3,719)
  Common stock issuances                                                               3,114            77
  Treasury stock purchases                                                                --          (556)
  Short-term borrowings                                                               43,080        51,420
                                                                                    --------      --------
                                                                                    $ 70,276      $ 61,338
                                                                                    --------      --------

Cash Provided By (Used For) Investment Activities:
--------------------------------------------------
  Purchase of subsidiaries                                                          $(19,014)     $(30,044)
  Capital expenditures                                                                (4,343)       (3,384)
                                                                                    --------      --------
                                                                                    $(23,357)     $(33,428)
                                                                                    --------      --------
Increase (Decrease) In Cash                                                         $(22,567)     $(10,302)
Balance at beginning of period                                                        48,408        45,946
                                                                                    --------      --------
Balance at end of period                                                            $ 25,841      $ 35,644
                                                                                    ========      ========


The accompanying notes are an integral part of these statements.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
              NOTE TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997
                                  (Unaudited)



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



Results of Operations

Revenues increased 23.3% to $130,601 in 1997 from $105,934 in 1996. North American revenues increased 22.4% to $106,402 and International revenues increased 27.4% to $24,199. Excluding the impact of acquisitions, consolidated revenues increased 13.6% as a result of new business won during 1996 and 1997.

During the latter part of 1996 and in 1997, the Company purchased several agencies in North America, Latin America and the Pacific Rim. These acquisitions contributed $10,269 and $1,534 to the Company's revenues and pretax income, respectively.

Salaries and benefits expenses increased 18.2% to $87,547 in 1997, compared to the 23.3% increase in consolidated revenues. As a percent of revenues, this category of expenses improved from 69.9% in 1996 to 67.0% in 1997. Excluding the impact of acquisitions, salaries and benefits expenses increased 10.6%, compared to the Company's organic revenue growth rate of 13.6%.

Office and general expenses increased 19.7% to $41,445 in 1997, compared to the 23.3% increase in consolidated revenues. As a percent of revenues, this category of expenses improved from 32.7% in 1996 to 31.7% in 1997. Excluding the impact of acquisitions, office and general expenses increased 10.7%, compared to the Company's organic revenue growth rate of 13.6%.

The components of "Other Expense" in both years were as follows:

                                                                1996      1997
                                                              -------   -------
Interest expense                                              $ 2,036   $ 3,187
Interest (income)                                                (868)   (1,433)
Unrealized (gain) loss on Shandwick investment                 (1,162)     (474)
                                                              -------   -------
                                                              $     6   $ 1,280
                                                              =======   =======

Net interest expense increased between years due to the fact that the Company is carrying higher average debt levels in 1997 resulting from its acquisition program.

Minority interests was income in 1996 of $351, compared to expense of $223 in 1997. During the first quarter of 1996, the Company's 60% owned operations in Brazil recorded substantial operating losses. During 1997, the Brazilian operations reported improved results. In addition, during 1996 and 1997, the Company purchased majority ownerships in agencies in India and Chile.

Equity income declined from $520 in 1996 to $277 in 1997. Approximately half of the decline is due to the impact of currency on the Company's share of the results of its European joint venture with Publicis. The remainder of the decline results from a deterioration in the results of the Company's investment in a South African affiliate.

Liquidity and Capital Resources

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

As previously disclosed, the Company continues to contemplate strategic acquisitions to enhance its worldwide network. During the first quarter of 1997, the Company completed the acquisition of agencies in India and Europe. In addition, it made contingent payments related to acquisitions made in prior years. These payments were financed by the issuance of additional short-term borrowings.

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


                                            TRUE NORTH COMMUNICATIONS INC.
                                                     (Registrant)


                                                    John J. Rezich
                                            ------------------------------
                                                     (Signature)

                                            John J. Rezich
                                            Vice President, Controller
                                            Chief Accounting Officer


Date: May 13, 1997