Form 10-K/A
period 1996-12-31
TRUE NORTH COMMUNICATIONS INC
filed 1997-06-27
CIK 37931

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Registrant hereby amends Item 14 of its 1996 Annual Report on Form 10-K to include the audited financial statements of Publicis Communication, a 50% or less owned foreign affiliate of Registrant.


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

  These financial statements have been prepared and audited based upon accounting and auditing standards and practices acceptable for external financial reporting purposes in France. These practices and standards can vary from U.S. accounting practice. Following is a reconciliation prepared by Registrant of reported net income to net income which would be reported under U.S. generally accepted accounting principles (amounts in thousands):


                                                                      --------------------------------
                                                                       1994         1995       1996
------------------------------------------------------------------------------------------------------
Net income as shown in financial statements (1)                       $12,782      $32,070    $37,044
------------------------------------------------------------------------------------------------------
Amortization of goodwill (2)                                           (5,623)      (6,803)    (7,330)
------------------------------------------------------------------------------------------------------
Italian restructuring reserves not acceptable under U.S. GAAP (3)       5,756       (6,017)     4,987
------------------------------------------------------------------------------------------------------
Tax credit included in income not acceptable under U.S. GAAP (4)       (2,445)      (2,540)    (3,115)
------------------------------------------------------------------------------------------------------
                                                                      $10,470      $16,710    $31,586
                                                                      --------------------------------

Notes:
1. Net income as reported was computed using the average exchange rates for the year.
2. Certain elements of goodwill are charged directly to equity or income in the year it arises, or are not otherwise amortized for French financial reporting purposes. The goodwill amortization expense adjustment was computed using forty years as the estimated useful life for each of the related goodwill components.
3. Under French generally accepted accounting principles, general and specific restructuring actions taken in 1995 up to the date of the audit opinion must be recorded in the 1994 financial statements. Application of EITF 94-3 to these financial statements result in this adjustment which under U.S. generally accepted accounting principles, results in a 1995 charge to earnings of an equivalent amount (allowing for currency exchange fluctuations). Of the total amount of this adjustment, $1,273 relates to management and staff severance actions taken in 1995, $1,637 relates to the 1995 abandonment of excess lease space, $472 relates to the 1995 closure of a sale promotion agency, and $2,374 relates to legal and other associated restructuring costs incurred in 1995. During 1996, the restructuring actions commenced in 1995 were completed. Because the company was able to negotiate more favorable settlement terms on leases and other actions than previously anticipated, the final true-up of these restructuring reserves resulted in a one-time increase in 1996 earnings of $4,987.
4. Under French generally accepted accounting principles, the utilization of tax credit carryforwards of acquired companies are reflected in earnings. Under U.S. generally accepted accounting principles, this amount is accounted for as a reduction of the initial purchase price and related goodwill.

                            PUBLICIS COMMUNICATION

                            CONSOLIDATED FINANCIAL

                             STATEMENTS 31/12/1996

                            PUBLICIS COMMUNICATION



                                  31/12/1996




    PAGE 1        :   Comparative Consolidated Income Statement.

    PAGE 2        :   Comparative Consolidated Balance Sheet.

    PAGES 3/4     :   Consolidated Statement of Change in Financial Statements.

    PAGES 5/11    :   Notes to the Consolidated Financial Statements.

    PAGES 12/14   :   List of Consolidated Companies.

PUBLICIS COMMUNICATION GROUP

                                               CONSOLIDATED INCOME STATEMENT
                                               In thousands of French Francs

--------------------------------------------------------------------------------
                                             YEAR 1995               YEAR 1996
--------------------------------------------------------------------------------
Billings                                     18 132 852              19 536 496

Purchases                                   (15 196 560)            (16 494 575)

                                 REVENUES                  2 936 293

Salaries and Benefits                        (1 638 275)             (1 682 832)

Office and General Expenses                    (832 111)               (863 659)

                              TOTAL EXPENSES              (2 470 386)
                               OTHER INCOME                   17 732
                             OPERATING PROFIT                483 639

Depreciation                                   (110 724)               (114 753)

Provision doubtful debts                        (16 258)                (23 290)

Other provisions                                (16 033)                (20 884)

Interest Income (expense)                        14 820                  23 772

                            PROFIT BEFORE TAX                355 445

Exceptional costs                                 3 043                  (5 336)

Profit sharing-statutory                         (7 263)                 (8 613)

Income tax                                     (133 111)               (128 263)

Profit (equity subsidiaries)                     32 747                  43 484

                               NET INCOME                    250 861

                              GROUP SHARE                    160 350

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                  YEAR 1996      % VAR.95/96
--------------------------------------------------------------------------------
Billings                                                             7.7%

Purchases
                                 REVENUES         3 041 920          3.6%

Salaries and Benefits                                                2.7%

Office and General Expenses                                          3.8%

                              TOTAL EXPENSES     (2 546 491)         3.1%
                               OTHER INCOME           7 635
                             OPERATING PROFIT       503 064          4.0%

Depreciation

Provision doubtful debts

Other provisions

Interest Income (expense)

                            PROFIT BEFORE TAX       367 908          3.5%

Exceptional costs

Profit sharing-statutory

Income tax

Profit (equity subsidiaries)

                               NET INCOME           269 181          7.3%

                              GROUP SHARE           189 435         18.1%
--------------------------------------------------------------------------------

PUBLICIS COMMUNICATION GROUP


                          CONSOLIDATED BALANCE SHEET

                             (In thousands of FRF)

-----------------------------------------------------------------------------
ASSETS                                               31.12.1995    31.12.1996
-----------------------------------------------------------------------------
FIXED ASSETS                                          1 104 147     1 113 867
============                                         ------------------------

Intangible Assets (gross)                               737 923       773 231
Depreciation and Amortization on Intangible Assets      (23 005)      (90 677)
Tangible Assets (gross)                                 681 858       737 598
Depreciation and Amortization on Tangible Assets       (441 093)     (487 647)
                                                     ------------------------
              NET TANGIBLE AND INTANGIBLE ASSETS        955 683       932 505

Investments (non consolidated companies)                 23 781        21 975
Investments (equity subsidiaries)                       105 016       135 179
Interco loans                                             4 896         6 948
Other financial assets                                   37 106        34 312
Provisions on financial assets                          (22 335)      (17 052)
                                                     ------------------------
                            NET FINANCIAL ASSETS        148 464       181 362
                                                     ------------------------

CURRENT ASSETS                                        4 217 222     4 448 365
==============                                       ------------------------

Work in progress                                        212 814       214 757
Advance payments made                                    47 770        61 792
Accounts receivable (net)                             1 947 957     2 246 095
Interco receivable                                       40 351       111 398
Other debtors                                         1 150 283       893 294
Cash                                                    818 047       921 029
                                                     ------------------------

                                                     ------------------------
OTHER CURRENT ASSETS                                     63 710        52 375
====================                                 ------------------------

-----------------------------------------------------------------------------
        TOTAL ASSETS                                  5 385 079     5 614 608
-----------------------------------------------------------------------------

LIABILITIES & EQUITY                                 31.12.1995    31.12.1996
-----------------------------------------------------------------------------

TOTAL EQUITY                                          1 459 155     1 626 328
============                                         ------------------------

Equity (before net income), Group Share                 872 932       971 478
Net Income, Group Share                                 160 350       189 435
                                                     ------------------------
                        TOTAL EQUITY GROUP SHARE      1 033 282     1 160 913

Equity (before net income), Non-Group Share             335 361       385 670
Net Income, Non-Group Share                              90 512        79 746
                                                     ------------------------
                    TOTAL EQUITY NON-GROUP SHARE        425 873       465 415
                                                     ------------------------

PROVISIONS FOR CONTINGENCIES                            329 476       283 948
============================                         ------------------------

SHORT TERM LIABILITIES                                3 535 315     3 636 991
======================                               ------------------------

Borrowings (not banks)                                  123 682        67 364
Banks                                                   494 736       541 135
Advance payments from clients                           148 400       173 156
Accounts payable                                      1 470 605     1 591 849
Interco payable                                          24 602        52 974
Other creditors                                       1 273 290     1 210 512

                                                     ------------------------
OTHER ACCRUALS                                           61 134        67 341
==============                                       ------------------------


-----------------------------------------------------------------------------
     TOTAL LIABILITIES                                5 385 079     5 614 608
-----------------------------------------------------------------------------

PUBLICIS COMMUNICATION GROUP                                              P 1/2



            CONSOLIDATED STATEMENT OF CHANGE IN FINANCIAL POSITION
                           (US GAAP-in thousand FRF)

'000 FRF                                              1995             1996


SOURCE OF WORKING CAPITAL
-------------------------
NET INCOME                                           250 861          269 181

Depreciation                                         110 724          114 753
                                                     ------------------------

Sub-total                                            361 585          383 934

Equity earnings of affiliates                        (32 746)         (43 483)
Dividends received from affiliates                    50 717           16 348

Loan                                                 181 137                0

Other borrowings                                           0                0

Exchange differences & Others                          1 670              362
                                                     ========================

TOTAL SOURCE                                         562 363          357 161


APPLICATION OF WORKING CAPITAL
------------------------------

Paid out dividends                                    52 230           74 654

Purchase of interest in affiliated companies               0                0

Investments                                          120 896           46 103

Increase in other fixed assets                       112 169           91 657
                                                     ========================

TOTAL APPLICATION                                    285 295          212 414

Increase (decrease) in working capital               277 068          144 747
                                                     -------          -------


PUBLICIS COMMUNICATION GROUP                                              P 2/2



            CONSOLIDATED STATEMENT OF CHANGE IN FINANCIAL POSITION
                           (US GAAP-in thousand FRF)

'000 FRF                                              1995             1996


Increase (decrease) in current assets
-------------------------------------
Cash                                                 268 720          102 982

Accounts receivables (net)                           (12 999)         273 382

Expenditure billable to clients                       18 711            1 943

Other current assets                                  94 682         (195 777)
                                                     ------------------------

                                 Sub-total           369 114          182 530


Increase (decrease) in current liabilities
------------------------------------------
Provision for contingencies                            8 905          (31 320)

Accounts payable                                       5 195          107 222

Bank borrowings                                       95 268           46 399

Loans and other borrowings                           (86 116)         (56 318)

Other current liabilities                             68 794          (28 200)
                                                     ------------------------

                                 Sub-total            92 046           37 783


Increase (decrease) in working capital               277 068          144 747
--------------------------------------               -------          -------

                            PUBLICIS COMMUNICATION

        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF 31/12/1996



I.   CONSOLIDATION PRINCIPLES.
     ------------------------

     PUBLICIS COMMUNICATION GROUP'S consolidated financial statements as at December 31, 1996 have been prepared in accordance with the French legislation and are in conformity with generally accepted international accounting principles.

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

II.  SUMMARY OF MAJOR ACCOUNTING POLICIES.
     ------------------------------------

     General:
     -------

     The accounting policies used as at December 31, 1996 are identical to those used in preparing the consolidated financial statements of the Publicis Group.

     Methods of valuation and presentation of the consolidated financial statements of the consolidated companies in 1996 are unchanged from those applied in the previous year with the exception of the norm related to the evaluation of Retirement Indemnities which was updated (see hereafter Retirement Indemnities).


     Intangible assets:
     -----------------

     They comprise goodwill on acquisition (differences arising on valuation), local goodwill, leasehold rights and software.

     Acquisition goodwill:
     --------------------
     Goodwill arising on first time consolidation consist of the difference between the acquisition cost of shares in consolidated companies and the Group's share in their net assets restated in accordance with Publicis' policies and accounting principles at the time of entry in the Group. These differences are allocated between the goodwill arising on valuation or on acquisition, according to whether they are, respectively, identifiable or non-identifiable intangible assets.

     Goodwill arising on valuation is determined on the basis of verifiable, objective criteria, e.g. market share, trade marks, trade names, clients lists, brands, revenues and earnings, and are therefore identifiable.
     These are not amortized systematically but are subjected to annual review of their market value on the basis of the parameters used at the time of their acquisition. A loss provision or depreciation is recorded if their market value is found to be persistently (more than three years) less than their acquisition cost.
     All acquisition goodwill at the date of this report has been assigned to valuation differences.
     As a result, the consolidated financial statements of Publicis Communication do not record any differences arising on acquisition. Any future acquisition goodwill, i.e. unidentifiable intangible assets, would systematically be amortized over a maximum of 40 years.
     Relatively small acquisition goodwill arising on first time consolidation (generally less than FRF 1 million) is amortized in full the year of its recognition.

     Leasehold rights and local goodwill:
     -------------------------------------
     These are carried in the balance sheet at their historical acquisition cost, which consists of their cost at the time of their entry in the Group's assets.
     These items are not amortized, but they are written down when their useful value is lower than their acquisition cost.

     Software:
     ---------
     These comprise software for internal use which are generally amortized over a period not exceeding three years.

     Tangible assets:
     ----------------

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

     Work in Progress:
     -----------------

     Work in Progress is valued at the lower of cost and net realisable value.

Billings:

Publicis Communication's billings mainly consist of sales and advertising produced and of advertising space.

Media Buying in France:

The Sapin Law, which came into force on March 31, 1993, modified the ground rules of our business, obliging media buyers to act under an agency contract. Consequently, media space buying operations conducted by agents (whether advertising agencies or centralised buying units) on behalf of clients are no longer recorded in the sales and purchases ledger accounts. Debts and receivables in respect of these operations are recorded under "Other debtors" and "Other creditors" in the balance sheet. In order to compare our billings with figures for previous years, and with those of our international competitors in our business, the media billings handled by French centralized media buying units acting under an agency contract are taken in the consolidated billings. Media buying accounts for less than 10% of our consolidated billings.


Retirement Indemnities:

French Subsidiaries:

In order to take into account the evolution of the labour market and of the advertising branch particularly, the Publicis norm related to Retirement Indemnities was updated this year.
Retirement indemnities are now accounted for all employees over 50 years of age (against 55 previously).
The application of this norm is unchanged: retirement indemnities are shown, with their related social charges, in the provision for contingencies. The yearly movements in the provision for the retirement idemnities shown on the balance sheet are accounted for in the yearly expenses.
For the first application of this new norm, the adjustments in the provision related to the previous years was charged against equity. The 1996 provision for retirement indemnities was accounted for under the line "Salaries and benefits" of the Income Statement.
Consequently, Contingent Liabilities no longer include any retirement indemnities.

Foreign Subsidiaries:

Retirement indemnities are accrued for in accordance with the laws and regulations specific to each country.

Income Tax:

All actual and deferred Income Taxes payable are accounted for. Deferred Income Tax assets or potential fiscal credits are not recognised.

III) COMMENTS ON THE CONSOLIDATED ACCOUNTS:
     -------------------------------------

     Companies consolidated:
     ----------------------

     Year 1996 was marked by the following operations:
     -in Sweden, 76% stake in GRO&S which became Publicis GRO&S
     -in the Netherlands, the acquisition of a 52% stake in BMB by Overad -in Eastern Europe, various small acquisitions and creations.

     Subsidiaries' Contribution in Group activities:
     ----------------------------------------------

     The breakdown of this contribution is as follows:


--------------------------------------------------------------------------------
                              Billings                Net income Group Share (1)
--------------------------------------------------------------------------------
France                          33%                             53%
Europe                          58%                             25%
USA                              8%                             22%
                              --------------------------------------------------
                               100%                            100%
--------------------------------------------------------------------------------

(1)  Including results of subsidiaries consolidated on an equity basis.

     Intangible assets:
     -----------------

------------------------------------------------------------------------------------------------------------------
                     31/12/1995                  Movements 1996              31/12/1996                 31/12/1996
                     ------------------------------------------------------------------                 ----------
(000 FRF)               Gross        Acquisitions   Disposals   Exchange        Gross     Amortization     Net
                       amount                                  and others      amount                     amount
------------------------------------------------------------------------------------------------------------------
Goodwill              671 359           52 341       (20 081)     2 558        706 177       (63 182)      642 995
Acquired Goodwill      30 123            5 756        (1 848)       (64)        33 967        (2 172)       31 795
Software & Others      36 441                0        (3 354)         0         33 087       (25 323)        7 764
------------------------------------------------------------------------------------------------------------------
TOTAL                 737 923           58 097       (25 283)     2 494        773 231       (90 677)      682 554
------------------------------------------------------------------------------------------------------------------

     Part (FRF 40 million) of the extraordinary provision registered on Italy in 1994 was applied to the depreciation of our Italian goodwill. It is included in the above mentioned amount of KFRF 63 182.

     Tangible assets:
     ---------------

----------------------------------------------------------------------------------------------------------------------------------
                     31/12/1995                         Movements 1996                        31/12/1996                31/12/1996
                     -----------------------------------------------------------------------------------                ----------
(000 FRF)               Gross    Acquisitions  Disposals    Changes in scope      Exchange       Gross     Amortization      Net
                       amount                               of consolidation     and others     amount                      amount
----------------------------------------------------------------------------------------------------------------------------------
Land & buildings      40 125             0            0                 0             859       40 984       (14 248)       26 736

Others               641 733       117 390      (68 441)          (10 477)         16 409      696 614      (473 399)      223 215
----------------------------------------------------------------------------------------------------------------------------------
TOTAL                681 858       117 390      (68 441)          (10 477)         17 268      737 598      (487 647)      249 951
----------------------------------------------------------------------------------------------------------------------------------

     Companies on an Equity basis:
     ----------------------------

     True North Communications, listed on the New York Stock Exchange is included in investments on an equity basis for an amount of KFRF 122 057. Publicis Communication owns 4 658 000 True North Communications shares (20%) whose stock market value was KUSD 101 894 as at December 31st, 1996 and KUSD 94 325 as at February 28th, 1997.

     Variation in stockholders' Equity:
     ---------------------------------

     The variation of the stockholders' equity between December 31st, 1995 and December 31st, 1996 is as follows:

-------------------------------------------------------------------------------------------------
(000 FRF)                                                   TOTAL    Group share   Minority share
-------------------------------------------------------------------------------------------------
Net Equity 31/12/1995                                     1 208 293     872 932         335 361
1995 Net Income                                             250 861     160 350          90 511
                                                          ---------------------------------------
Theoritical Equity 31/12/1996 (before 1996 Net Income)    1 459 154   1 033 282         425 872

1996 changes:
Dividends distributed                                       (70 637)    (44 400)        (26 237)
Provision for Retirement Indemnities                        (25 792)    (22 758)         (3 034)
Exchange differences                                          9 619       7 373           2 246
Changes in companies consolidated and others                (15 196)     (2 019)        (13 177)
-------------------------------------------------------------------------------------------------
Total Net Equity 31/12/1996 (before 1996 Net Income)      1 357 148     971 478         385 670
-------------------------------------------------------------------------------------------------

     Provision for Retirement Indemnities:
     -------------------------------------
     Following the change operated in the evaluation of the provision for Retirement Indemnities, the complementary provision on previous years was charged against equity. It amounts to FRF 26 million, of which FRF 23 against the Group Share.



     Net Equity of the Group:
     -----------------------

     The Net Equity of the Group is as follows (000 FRF):

--------------------------------------------------------------------------------
Share capital of the mother company                                      185 000
Reserves of the mother company                                           428 719
Consolidated reserves                                                    357 759
--------------------------------------------------------------------------------
Group's Net Equity as of 31/12/1996                                      971 478
--------------------------------------------------------------------------------

        Provision for contingencies:
        ----------------------------

--------------------------------------------------------------------------------
(000 FRF)                               31/12/1995      Variation   31/12/1996
--------------------------------------------------------------------------------
Pensions-Retirement indemnities            119 538            597      120 135
Provisions for litigations                  34 035        (13 265)      20 770
Provisions-General risks                    13 588         19 134       32 722
Provisions-Clients risks                    34 289         (5 600)      28 689
Extraordinary provision on Italy            59 225        (59 225)           0
Other provisions                            68 801         12 831       81 632
--------------------------------------------------------------------------------
TOTAL                                      329 476        (45 528)     283 948
--------------------------------------------------------------------------------

        As already mentioned, KFRF 40 000 of the extraordinary provision on Italy was affected to the depreciation of the Italian Goodwill. Consequently it is now shown under the line "depreciation of intangible assets" of the balance sheet. The remaining amount of this provision, i.e. KFRF 19 225 is now shown with "Provisions-General risks".


        Income Tax:
        -----------

        In 1996, Publicis Conseil benefited from an Income Tax saving as a result of the use of KFRF 44 300 fiscal losses brought by FCAB. As at December 31st, 1996, KFRF 7 510 ordinary fiscal losses and differed amortization can be carried forward by Publicis Conseil and KFRF.9 690 by Publicis Communication


        Exceptional Costs:
        ------------------

        No exceptional item has to be pointed out.


        Consolidated Cash Flow:
        -----------------------

-----------------------------------------------------------------------------------------
(000 FRF)                                                1995         1996         %
-----------------------------------------------------------------------------------------
Consolidated Net Income before extraordinary loss       250 861      269 181
Provision for depreciation                              110 724      114 753

Cash Flow                                               361 585      383 934           6%

of which : Group Share                                  225 065      258 121          15%
-----------------------------------------------------------------------------------------

        Employees:
        ----------

-----------------------------------------------------------------------------------------------
                31/12/1995      31/12/1996                    % variation 1995/1996

                                                   Actual perimeter    Constant perimeter
-----------------------------------------------------------------------------------------------
        France          1 816           1 900                     5%                         5%
        Europe          2 487           2 553                     3%                         4%
        USA               290             278                    -4%                        -4%
-----------------------------------------------------------------------------------------------
        TOTAL           4 593           4 731                     3%                         4%
-----------------------------------------------------------------------------------------------

        Contingent Liabilities:
        -----------------------

-----------------------------------------------------------------------------------
(000 FRF)                                       Given                   Received
-----------------------------------------------------------------------------------
Discounted bills not yet matured                    3 322
Guarantees                                          1 704                     1 188
Hirer purchase-other lease agreements               5 753
Others                                                487
-----------------------------------------------------------------------------------
TOTAL                                              11 266                     1 188
-----------------------------------------------------------------------------------

        Subsequent Events:
        ------------------

On February 19, 1997 Publicis and True North have reached an agreement resolving their deep strategic devergences. Upon completion of this accord, each partner will have its own network and the cross shareholdings will be limited to both holdings, Publicis Communication and True North.
Under this agreement, Publicis will transfer to True North four former FCB agencies operating in Paris, London, Lisbon and Athens and True North will be given additional shares in Publicis Communication. In return, True North will transfer its 49% stake in Publicis FCB Europe to Publicis Communication.
True North will then hold 26.5% of Publicis Communication (versus 20.83% at present) and Publicis Communication will retain its 20% stake in True North.

              LISTE DES SOCIETES CONSOLIDEES AU 31 DECEMBRE 1996

                A-SOCIETES CONSOLIDEES PAR INTEGRATION GLOBALE

-----------------------------------------------------------------------------------------------------------------------------------
     Nom des Societes                             %                 Activite            Pays               Ville
                                               controle
-----------------------------------------------------------------------------------------------------------------------------------
1 - Agences de publicite

PUBLICIS COMMUNICATION                           100.00            Financiere          France              Paris

PUBLICIS CONSEIL                                  99.61            Publicite           France              Paris

FCAVB.M.Z.                                       100.00            Publicite           France              Paris
Exclamation                                      100.00            Publicite           France              Paris
Loeb et Associes                                  55.00            Publicite           France              Paris
Mundocom                                         100.00            Publicite           France              Paris
Interplans Edition                               100.00            Publicite           France              Paris
Procis                                            89.40            Publicite           France              Paris
Publicis Direct                                   77.04            Publicite           France              Paris
Directis                                          77.05            Publicite           France              Paris
ID3d                                              69.88            Publicite           France              Paris
Extension                                        100.00            Publicite           France              Paris
Publicis Design                                  100.00            Publicite           France              Paris
Motivom                                           74.50            Publicite           France              Paris
Media System                                      99.67            Publicite           France              Paris
Guillaume Tell                                    80.00            Publicite           France              Paris
Verbe                                             70.00            Publicite           France              Paris
Publicis Hourra                                   80.71            Publicite           France              Lille
Epure                                             99.67            Publicite           France              Lille
Publicis Cachemire                                66.93            Publicite           France              Lyon, Clermont-Ferrand
Phreas                                            99.00            Publicite           France              Lyon
2eme Communication                                51.00            Publicite           France              Lyon
Publicis Mediterranee                            100.00            Publicite           France              Marseille
Publicis Soleil                                   50.25            Publicite           France              Toulouse, Montpellier
Publicis Grand Angle                              74.11            Publicite           France              Brest, Nantes, Rennes
Positif                                           99.80            Publicite           France              Brest
Publicis Grand Est/Koufra                         63.32            Publicite           France              Nancy, Dijon, Strasbourg
Publicis Qualigraphie                             93.57            Publicite           France              Rouen, Caen
Reseau Graphic                                    66.79            Publicite           France              Rouen
Publicis Atlantique                              100.00            Publicite           France              Bordeaux
Expression                                        51.00            Publicite           France              Bordeaux
Racines Grand Centre                              66.00            Publicite           France              Tours
SKT                                               68.78            Publicite           France              Paris
Exaudi                                            99.80            Publicite           France              Paris
Jacques Schu et Associes                         100.00            Publicite           France              Paris
Hautefeuille Regions                             100.00            Publicite           France              Lyon
Hautefeuille Mediterranee                         99.85            Publicite           France              Nice
Hautefeuille Grenoble                            100.00            Publicite           France              Grenoble
Hautefeuille Besancon                             90.00            Publicite           France              Besancon
O'de Formes                                       76.00            Publicite           France              Lyon
O'REP FLB                                         65.00            Publicite           France              Lyon
Publicis Alpes                                    99.85            Publicite           France              Annecy

Publicis FCB Europe                               51.00            Financiere          Pays Bas            Amsterdam, Paris

Publicis-FCB                                     100.00            Publicite           Autriche            Vienne

Publicis-FCB                                     100.00            Publicite           Belgique            Bruxelles
Cre-Action - Full Option                          53.95            Publicite           Belgique            Bruxelles
Publicis-FCB Direct                              100.00            Publicite           Belgique            Bruxelles
FCA! BMZ                                         100.00            Publicite           Belgique            Bruxelles

Publicis Trzisno Komuniciranje                   100.00            Publicite           Croatie             Zagreb

Publicis-FCB                                      60.00            Publicite           Republique Tcneque  Prague

Publicis-FCB                                     100.00            Publicite           Danemark            Copenhague

Publicis Torma                                    60.03            Publicite           Finlande            Helsinki



Nom des Societes                      % controle    Activite           Pays                Ville
FCB                                   100.00        Publicite          France              Paris
Groupe Kenya                           53.00        Publicite          France              Paris
Kenya Institutionnel                   65.00        Publicite          France              Paris
Empir                                 100.00        Publicite          France              Paris
Empir Media                           100.00        Achat d'espaces    France              Paris

Publicis-FCB Communication            100.00        Financiere         Allemagne           Dusseldorf
B.M.Z.FCA                              64.50        Publicite          Allemagne           Dusseldorf
More Sales                            100.00        Publicite          Allemagne           Dusseldorf
More Media                             90.00        Achat d'espaces    Allemagne           Dusseldorf
Publicis                              100.00        Publicite          Allemagne           Dusseldorf
Mundocom                              100.00        Publicite          Allemagne           Francfort
Mundo Sales                           100.00        Publicite          Allemagne           Francfort
FCB Hamburg                            98.00        Publicite          Allemagne           Hambourg
Optimedia                             100.00        Achat d'espaces    Allemagne           Dusseldorf
FCB Direct Marketing                   90.00        Publicite          Allemagne           Hambourg
Publicis Vital                         90.00        Publicite          Allemagne           Francfort
B.R.P.                                 98.00        Publicite          Allemagne           Dusseldorf
Publicis MCD                           74.90        Publicite          Allemagne           Erlangen, Munich
Contur                                100.00        Publicite          Allemagne           Friedrichsdorf
Contur Identity Design                100.00        Publicite          Allemagne           Friedrichsdorf
Contec                                100.00        Publicite          Allemagne           Friedrichsdorf
Sisyphos                                51.00        Publicite          Allemagne           Berlin

Publicis Hellas Advertising           100.00        Publicite          Grece               Athenes

Publicis-FCB Magyarorszag             100.00        Publicite          Hongrie             Budapest

Publicis-FCB                          100.00        Publicite          Italie              Milan, Rome
FCAI BMZ                              100.00        Publicite          Italie              Milan
Optimedia Italia                      100.00        Publicite          Italie              Milan

Overad                                100.00        Financiere         Pays-Bas            Amsterdam
Publicis-FCB                          100.00        Publicite          Pays-Bas            Amsterdam
Publicis-FCB Eindhoven                100.00        Publicite          Pays-Bas            Eindhoven
HVR Advertising                       100.00        Publicite          Pays-Bas            La Haye
Mundocom A.A.C.                       100.00        Publicite          Pays-Bas            Amsterdam, Eindhoven
Kern Habbema & Yap                     53.00        Publicite          Pays-Bas            Amsterdam
Bruggenwirth, Mass & Boswinkel         52.00        Publicite          Pays-Bas            Amsterdam
Overad Property                       100.00        Financiere         Pays-Bas            Amsterdam

Publicis-FCB                          100.00        Publicite          Norvege             Oslo
Publicis-FCB Direct                    91.00        Publicite          Norvege             Oslo
Strategic Marketing                   100.00        Publicite          Norvege             Oslo
Basic                                 100.00        Publicite          Norvege             Oslo
Publicis-FCB Reklamebyra               95.00        Publicite          Norvege             Oslo
Park Reklamebyra                      100.00        Publicite          Norvege             Oslo
Sponsor Marketing                      65.00        Publicite          Norvege             Oslo

Publicis-FCB Polska                    70.00        Publicite          Pologne             Varsovie

FCB Publicidade                        83.00        Publicite          Portugal            Lisbonne
Publicis Publicidade                   90.00        Publicite          Portugal            Lisbonne
BMZ/Park Publicidade                   56.44        Publicite          Portugal            Lisbonne
Comunicar Publicidade e Promocao       90.00        Publicite          Portugal            Lisbonne
Optimedia Publicidade                  93.00        Achat d'espaces    Portugal            Lisbonne

Publicis-FCB                          100.00        Publicite          Russie              Moscou

Publicis Virgo Komunikacije            60.00        Publicite          Slovenie            Ljubijana

Publicis-FCB Arge                     100.00        Publicite          Espagne             Madrid, Barcelone
Optimedia                              98.00        Achat d'espaces    Espagne             Madrid

Publicis Etoile                       100.00        Publicite          Suede               Stockholm
Publicis GRO & S                       76.00        Publicite          Suede               Stockholm

Farner Publicis-FCB                    90.00        Publicite          Suisse              Zurich
Bureau d'Etudes Publicitaires BEP     100.00        Publicite          Suisse              Lausanne

Multi Market Services                 100.00        Financiere         Grande-Bretagne     Londres
Publicis                              100.00        Publicite          Grande-Bretagne     Londres
FCB Advertising                       100.00        Publicite          Grande-Bretagne     Londres
FCB Impact                            100.00        Publicite          Grande-Bretagne     Londres
Mundocom                              100.00        Publicite          Grande-Bretagne     Londres
Optimedia International               100.00        Publicite          Grande-Bretagne     Londres


-------------------------------------------------------------------------------------------------------------
     Nom des Societes            %         Activite           Pays                 Ville
                              controle
-------------------------------------------------------------------------------------------------------------
FCA EUROPE
FCA/BMZ International           100.00     Publicite          France               Paris
FCA Amsterdam                    97.00     Publicite          Pays Bas             Amsterdam
FCA Walker                       77.10     Publicite          Pays Bas             Amsterdam
FCA Werner & Messelink           60.00     Publicite          Pays Bas             Amsterdam
FCA London                      100.00     Publicite          Grande Bretagne      Londres
FCA/BMZ CID                     100.00     Publicite          Espagne              Madrid, Barcelone, Seville

WAM                              79.76     Publicite          France               Paris

PUBLICIS BLOOM                   96.15     Publicite          Estat Unis           New York, Dallas

PUBLICIS CENTRE MEDIA           100.00     Achat d'espace     France               Paris

PUBLICIS CONSULTANTS            100.00     Publicite          France               Paris
Media Finance                   100.00     Publicite          France               Paris
Idees Dialogue Conseil          100.00     Publicite          France               Paris
Publicis Consultants Nederland   93.00     Publicite          Pays Bas             Armsterdam


                B-SOCIETES CONSOLIDEES PAR MISE EN EQUIVALENCE

True North Communications        20.00     Publicite          Etats-Unis           Chicago
Gnomi FCB                        40.00     Publicite          Grece                Athenes

                       [LETTERHEAD OF MAZARS & GUERARD]


We have examined the consolidated balance sheet of PUBLICIS COMMUNICATION and subsidiaries as of December 31, 1996 and the related consolidated statements of income, stockholders' equity and changes in financial position for the year in the period ended December 31, 1996. These statements present a net equity (group share) of 971.478.000 FF and a net income (group share) of 189.435.000 FF. Our examination was made in accordance with generally accepted auditing standards and, accordingly, include such tests of the accounting records and other auditing procedures that we considered necessary in the circumstances.

In our opinion, the financial statements referred to above present fairly the financial position of PUBLICIS COMMUNICATION and subsidiaries as of December 31, 1996, and the result of their operations and the changes in their financial position for the year in the period ended December 31, 1996, in conformity with generally accepted accounting principles applied on a consistent basis.




                            Paris, 17th March 1997




/s/ Frederic Allilaire                                     /s/ Jose Marette
Frederic Allilaire                                         Jose Marette








                       [LETTERHEAD OF MAZARS & GUERARD]

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Date: June 27, 1997

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