Form 10-Q
period 1997-06-30
TRUE NORTH COMMUNICATIONS INC
filed 1997-08-14
CIK 37931

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   Form 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934


For the quarter ended June 30, 1997               Commission file no. 1-5029



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



There were 25,148,234 shares of the Registrant's 33 1/3 cents per share par value Common Stock outstanding as of August 12, 1997.

                        TRUE NORTH COMMUNICATIONS INC.
                                     INDEX



                                                                          Page
                                                                         Number
                                                                         ------


PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements and Exhibits

          Consolidated Statements of Income for the
            Three Months Ended June 30, 1996 and 1997                      3

          Consolidated Statements of Income for the
            Six Months Ended June 30, 1996 and 1997                        4

          Consolidated Balance Sheets as of June 30, 1996,
            December 31, 1996, and June 30, 1997                           5

          Consolidated Statements of Cash Flows for the
            Six Months Ended June 30, 1996 and 1997                        6

          Notes to Consolidated Condensed Financial
            Statements                                                     7

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Operating Results                                8


PART II.  OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security Holders             11

  Item 6. Exhibits and Reports on Form 8-K                                11

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
               (Amounts in thousands, except per share amounts)


                                                   Three months ended June 30
                                                       1996           1997
                                                    ----------    -----------
Revenues                                              $118,429       $152,419
                                                      --------       --------
Costs and Expenses:

  Salaries and employee benefits                      $ 78,833       $ 99,050
  Office and general expenses                           38,380         45,532
  Other (income) expense                                 1,122          3,361
                                                      --------       --------
     Total Costs and Expenses                         $118,335       $147,943
                                                      --------       --------
Income Before Provision for Taxes on Income           $     94       $  4,476

Provision for Federal, Foreign & State
  Income Taxes                                              47          2,130
                                                      --------       --------
                                                      $     47       $  2,346

Minority Interest Credit (Expense)                         111           (235)
Equity in Earnings (Losses) of Affiliated
  Companies                                              5,891          5,075
                                                      --------       --------
Net Income                                            $  6,049       $  7,186
                                                      ========       ========
Net Income Per Share                                  $    .26       $    .30
                                                      ========       ========

Average Number of Common and Common
  Equivalent Shares Outstanding                         23,525         24,248
                                                      ========       ========

The accompanying notes are an integral part of these statements.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
               (Amounts in thousands, except per share amounts)


                                                     Six months ended June 30
                                                        1996           1997
                                                      --------       --------
Revenues                                              $224,363       $283,020
                                                      --------       --------
Costs and Expenses:

  Salaries and employee benefits                      $152,907       $186,597
  Office and general expenses                           73,008         86,977
  Other (income) expense                                 1,128          4,641
                                                      --------       --------
     Total Costs and Expenses                         $227,043       $278,215
                                                      --------       --------
Income Before Provision for Taxes on Income           $ (2,680)      $  4,805

Provision for Federal, Foreign & State
  Income Taxes                                          (1,134)         2,298
                                                      --------       --------
                                                      $ (1,546)      $  2,507

Minority Interest Credit (Expense)                         462           (458)
Equity in Earnings (Losses) of Affiliated
  Companies                                              6,411          5,352
                                                      --------       --------
Net Income                                            $  5,327       $  7,401
                                                      ========       ========
Net Income Per Share                                  $    .23       $    .31
                                                      ========       ========

Average Number of Common and Common
  Equivalent Shares Outstanding                         23,316         24,264
                                                      ========       ========

The accompanying notes are an integral part of these statements.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)
                             (Amounts in thousands)

                                          June 30        Dec. 31     June 30
                                           1996           1996        1997
                                       -------------  ------------- ----------
ASSETS:
-------
 Cash and short-term investments       $ 53,652        $ 56,996     $   60,847
 Accounts receivable, net               397,016         402,786        456,941
 Other current assets                    60,621          44,464         63,017
                                       --------        --------     ----------
   Total current assets                $511,289        $504,246     $  580,805

 Property and equipment, net             58,544          61,369         65,947
 Goodwill                               110,340         151,640        221,566
 Investment in affiliated companies     192,733         202,397        173,211
 Other noncurrent assets                  6,456          13,008         21,602
                                       --------        --------     ----------
   Total assets                        $879,362        $932,660     $1,063,131
                                       ========        ========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
-------------------------------------
 Accounts payable and accruals         $480,432        $470,911     $  522,897
 Short-term bank borrowings              78,689          79,698        104,829
 Current portion of long-term debt          225             270          1,544
 Liability for taxes on income              691           2,312          8,779
                                      ---------        --------     ----------
   Total current liabilities          $ 560,037        $553,191     $  638,049
                                      ---------        --------     ----------
 Long-term debt                       $  30,873        $ 31,513     $   65,959
                                      ---------        --------     ----------
 Accrued future compensation exp.     $  38,246        $ 44,501     $   41,200
                                      ---------        --------     ----------
 Other noncurrent liabilities         $  21,808        $ 37,727     $   49,359
                                      ---------        --------     ----------
 Obligation to Modem Media Partners   $     --         $ 24,387     $       --
                                      ---------        --------     ----------
 Common stock                         $   7,931        $  7,957     $    8,394
 Paid-in capital                        122,104         123,740        152,577
 Retained earnings                      104,031         119,399        119,328
 Less-Treasury stock                       (206)         (4,553)        (5,155)
 Cumulative translation adjustment       (5,462)         (5,202)        (6,580)
                                      ---------        --------     ----------
   Total stockholders' equity         $ 228,398        $241,341     $  268,564
                                      ---------        --------     ----------
   Total liabilities and
      stockholders' equity            $ 879,362        $932,660     $1,063,131
                                      =========        ========     ==========

The accompanying notes are an integral part of these balance sheets.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Amounts in thousands)

                                                        Six months ended June 30
                                                           1996           1997
                                                        ---------       --------
Cash Flows From Operating Activities:
-------------------------------------
 Net income                                             $   5,327       $  7,401
 Adjustments to reconcile net income to
  net cash provided by operating activities:
 Depreciation and amortization                              8,797         10,891
 Deferred compensation expense                              1,736         (3,301)
 Equity earnings of affiliates, net of dividends
  received                                                 (5,223)        (4,921)
 Accounts receivable                                      (62,836)       (16,331)
 Accounts payable and accruals                             33,448         18,234
 Other current assets                                     (20,651)        (9,374)
 Noncurrent liabilities                                    (3,768)          (959)
 Other                                                        683         (2,986)
                                                         --------       --------
                                                         $(42,487)      $ (1,346)
                                                         --------       --------

Cash Provided By (Used For) Financing Activities:
-------------------------------------------------
 Short-term investments and  marketable securities       $ (4,921)      $ (3,953)
 Increase in liability for cash overdrafts                 21,364          2,935
 Additions to long-term debt                               25,026         40,000
 Payments of long-term debt                                  (143)        (2,155)
 Cash dividends paid                                       (7,096)        (7,472)
 Common stock issuances                                     8,177          4,285
 Short-term borrowings                                     28,707         15,452
                                                         --------       --------
                                                         $ 71,114       $ 49,092
                                                         --------       --------

Cash Provided By (Used For) Investment Activities:
--------------------------------------------------
 Purchase of subsidiaries                                $(26,702)      $(39,494)
 Purchase of interest in affiliated companies                (723)            --
 Capital expenditures                                      (9,452)        (7,304)
                                                         --------       --------
                                                         $(36,877)      $(46,798)
                                                         --------       --------
Increase (Decrease) In Cash                              $ (8,250)      $    948
Balance at beginning of period                             48,408         45,946
                                                         --------       --------
Balance at end of period                                 $ 40,158       $ 46,894
                                                         ========       ========

The accompanying notes are an integral part of these statements.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1997

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

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                      CONDITION AND RESULTS OF OPERATIONS

                   (in thousands, except per share amounts)



Results of Operations - Quarter Ended June 30
---------------------------------------------

Revenues increased 28.7% to $152,419 in 1997 from $118,429 in 1996. North American revenues increased 18.0% to $113,065 and International revenues increased 74.3% to $39,354. Excluding the impact of acquisitions, consolidated revenues increased 11.7% as a result of new business won during 1996 and 1997.

During the latter part of 1996 and in 1997, the Company purchased several agencies in North America, Latin America, Europe and the Pacific Rim. These acquisitions contributed $20,149 and $1,585 to the Company's revenues and pretax income, respectively.

Salaries and benefits expenses increased 25.6% to $99,050 in 1997, compared to the 28.7% increase in consolidated revenues. As a percent of revenues, this category of expenses improved from 66.6% in 1996 to 65.0% in 1997. Excluding the impact of acquisitions, salaries and benefits expenses increased 10.8%, compared to the Company's organic revenue growth rate of 11.7%.

Office and general expenses increased 18.6% to $45,532 in 1997, compared to the 28.7% increase in consolidated revenues. As a percent of revenues this category of expenses improved from 32.4% in 1996 to 29.9% in 1997. Excluding the impact of acquisitions, office and general expenses increased 1.4% compared to the Company's organic revenue growth rate of 11.7%.

The components of "Other Expense" in both years are as follows:

                                                       1996           1997
                                                 ----------------------------
Interest expense                                      $2,578         $3,618
                                                 ----------------------------
Interest (income)                                     (1,141)          (696)
                                                 ----------------------------
Unrealized (gain) loss on Shandwick Investment          (315)           439
                                                 ----------------------------
                                                      $1,122         $3,361
                                                 ----------------------------

Net interest expense increased between years due to the fact that the Company is carrying higher average debt levels in 1997 resulting from its acquisition program.

Minority interests was income in 1996 of $111, compared to expense of $235 in 1997. During the six months of 1996, the Company's 60% owned operations in Brazil recorded substantial operating losses. During 1997, the Company effectively purchased the minority interests in this operation. In addition, the Company purchased majority ownerships in agencies in India and Chile.

Equity income declined from $5,891 in 1996 to $5,075 in 1997. Approximately half of the decline is due to the impact of currency on the Company's share of the results of its European joint venture with Publicis. The remainder of the decline results from a deterioration in the results of the German and French operations of the European joint venture.

Results of Operations - Six Months Ended June 30
------------------------------------------------

Revenues increased 26.1% to $283,020 in 1997 from $224,363 in 1996. North American revenues increased 20.1% to $219,468 and International revenues increased 52.9% to $63,552. Excluding the impact of acquisitions, consolidated revenues increased 12.6% as a result of new business won during 1996 and 1997.

During the latter part of 1996 and in 1997, the Company purchased several agencies in North America, Latin America, Europe and the Pacific Rim. These acquisitions contributed $28,239 and $3,192 to the Company's revenues and pretax income, respectively.

Salaries and benefits expenses increased 22.0% to $186,597 in 1997, compared to the 26.1% increase in consolidated revenues. As a percent of revenues, this category of expenses improved from 68.2% in 1996 to 65.9% in 1997. Excluding the impact of acquisitions, salaries and benefits expenses increased 10.7%, compared to the Company's organic revenue growth rate of 12.6%.

Office and general expenses increased 19.1% to $86,977 in 1997, compared to the 26.1% increase in consolidated revenues. As a percent of revenues this category of expenses improved from 32.5% in 1996 to 30.7% in 1997. Excluding the impact of acquisitions, office and general expenses increased 5.8% compared to the Company's organic revenue growth rate of 12.6%.

The components of "Other Expense" in both years are as follows:

                                                       1996           1997
                                                 -----------------------------
Interest expense                                      $ 4,614       $ 6,805
                                                 -----------------------------
Interest (income)                                      (2,009)       (2,127)
                                                 -----------------------------
Unrealized (gain) loss on Shandwick Investment         (1,477)          (37)
                                                 -----------------------------
                                                      $ 1,128       $ 4,641
                                                 -----------------------------

Net interest expense increased between years due to the fact that the Company is carrying higher average debt levels in 1997 resulting from its acquisition program.

Minority interests was income in 1996 of $462, compared to expense of $458 in 1997. During the six months of 1996, the Company's 60% owned operations in Brazil recorded substantial operating losses. During 1997, the Company effectively purchased the minority interests in this operation. In addition, the Company purchased majority ownerships in agencies in India and Chile.

Equity income declined from $6,411 in 1996 to $5,352 in 1997. Approximately half of the decline is due to the impact of currency on the Company's share of the results of its European joint venture with Publicis. The remainder of the decline results from a deterioration in the results of the German and French operations of the European joint venture.

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

The increase in "Accounts receivable, net" and "Accounts payable and accruals" is due to the fact that media billings for the month of June 1997 were higher than those of December 1996. During 1996, the increase in "Accounts receivable" was higher than the increase in "Accounts payable and accruals". The primary reason for this is that the Company's accounts receivable to accounts payable ratio had been at optimal levels during the last quarter of 1995 and had shifted to levels that are typical of this period of the year. During 1997, the increase in "Accounts receivable, net" and the increase in "Accounts payable and accruals" more closely follow industry patterns.

As previously disclosed, on Form 8-K dated June 10, 1997, the Company consummated certain transactions contemplated by the definitive agreement dated May 19, 1996 between itself and Publicis Communication. These transactions were recorded effective June 30, 1997 on an estimated basis using internally developed valuations of the related operations. Definitive appraisals of these operations are expected to be completed by independent valuation experts during the third quarter. The impact of these transactions were not material to the results of operations or financial condition of the Company.

As previously disclosed, the Company continues to contemplate strategic acquisitions to enhance its worldwide network. During the first six months of 1997, the Company completed the acquisitions of agencies in India, Singapore, Venezuela, and Europe. In addition, it made contingent payments related to acquisitions made in prior years. These payments were financed by the issuance of long-term debt under its Revolving Credit Agreement.

                          PART II.  OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

On May 21, 1997, Registrant held its Annual Meeting. Holders of 20,880,930 of Registrant's Common Shares were represented in person or by proxy at this meeting. On May 21, Registrant had 24,757,710 Common Shares outstanding.

The following matters were submitted to a vote of security holders at this meeting.

1. Annual Election of Directors - All Directors of Registrant stand for election at each of Registrant's Annual Meetings. Following is the tabulation of votes for each director:

                                                         WITHHOLD
                                      FOR                AUTHORITY
                                  -------------        -------------
     J. B. Ryan                    20,765,187             115,743
     Bruce Mason                   20,764,453             116,477
     Michael E. Murphy             20,761,171             119,759
     Richard P. Mayer              20,761,162             119,768
     Stephen T. Vehslage           20,547,592             333,338
     Ali Wambold                   20,761,171             119,759
     Gregory W. Blaine             20,765,614             115,316
     Laurel Cutler                 20,539,408             341,522
     Richard S. Braddock           20,547,592             333,338

     No other person received any votes for election as director.

2.   Approval of Arthur Andersen LLP as Registrant's auditors for 1997:

           FOR           AGAINST         ABSTAIN
           ---           -------         -------
        20,589,554       188,853         102,523

Item 6.   Exhibits and Reports of Form 8-K

          (a)  Exhibits -

               27.  Financial Data Schedule

          (b)  Reports on Form 8-K -

                  In a report dated May 19, 1997, Registrant announced that Registrant and certain of its affiliates entered into a definitive agreement with Publicis Communication and certain of its affiliates as contemplated by the Memorandum of Agreement dated February 19, 1997 among Publicis S.A., Publicis Communication and Publicis.FCB Europe B.V., on the one hand, and Registrant and FCB International, Inc., on the other hand.

             In a report on Form 8-K dated June 10, 1997, Registrant announced that certain of the transactions contemplated by the definitive agreement dated May 19, 1997 between Publicis Communication and certain of its affiliates, on the one hand, and Registrant and certain of its affiliates, on the other hand, were consummated.
















                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             TRUE NORTH COMMUNICATIONS INC.
                                      (Registrant)




                                        /S/  John J. Rezich
                             -------------------------------------------
                                            (Signature)


                             John J. Rezich
                             Controller and Chief Accounting Officer



Date: August 14, 1997