Form 10-Q
period 1997-09-30
TRUE NORTH COMMUNICATIONS INC
filed 1997-11-13
CIK 37931

                  SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934


For the quarter ended September 30, 1997              Commission file no. 1-5029



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

                                                 Yes   X    No ____
                                                     -----



There were 25,271,509 shares of the Registrant's 33 1/3 cents per share par value Common Stock outstanding as of November 10, 1997.

                        TRUE NORTH COMMUNICATIONS INC.
                                     INDEX

                                                                      PAGE
                                                                     NUMBER
                                                                     ------

PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements and Exhibits

          Consolidated Condensed Statements of Income for the
            Three Months Ended September 30, 1996 and 1997               3

          Consolidated Condensed Statements of Income for the
            Nine Months Ended September 30, 1996 and 1997                4

          Consolidated Condensed Balance Sheets as of September 30,
            1996, December 31, 1996, and September 30, 1997              5

          Consolidated Condensed Statements of Cash Flows for the
            Nine Months Ended September 30, 1996 and 1997                6

          Notes to Consolidated Condensed Financial
            Statements                                                   7

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Operating Results                              8

PART II.  OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security Holders           11

  Item 6. Exhibits and Reports on Form 8-K                              11

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)
               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   Three months ended September 30
                                                                      1996                1997
                                                                     ------              ------
Revenues                                                            $125,803            $161,531
                                                                    --------            --------

Costs and Expenses:
   Salaries and employee benefits                                   $ 77,716            $ 99,724
   Office and general expenses                                        36,578              46,203
   Other (income) expense                                              1,034               2,045
                                                                    --------            --------
       Total Costs and Expenses                                     $115,328            $147,972
                                                                    --------            --------

Income Before Provision for Taxes on Income                         $ 10,475            $ 13,559

Provision for Federal, Foreign & State
   Income Taxes                                                        5,048               6,480
                                                                    --------            --------
                                                                    $  5,427            $  7,079

Minority Interest Credit (Expense)                                      (104)               (328)
Equity in Earnings of Affiliated Companies                               710                  71
                                                                    --------            --------
Net Income                                                          $  6,033            $  6,822
                                                                    ========            ========

Net Income Per Share                                                    $.26                $.28
                                                                    ========            ========

Average Number of Common and Common
   Equivalent Shares Outstanding                                      23,384              24,618
                                                                    ========            ========

The accompanying notes are an integral part of these statements.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)
               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  Nine months ended September 30
                                                                      1996               1997
                                                                    --------           --------
Revenues                                                            $350,166           $444,551
                                                                    --------           --------

Costs and Expenses:
   Salaries and employee benefits                                   $230,623           $286,321
   Office and general expenses                                       109,586            133,180
   Other (income) expense                                              2,162              6,686
                                                                    --------           --------
       Total Costs and Expenses                                     $342,371           $426,187
                                                                    --------           --------

Income Before Provision for Taxes on Income                         $  7,795           $ 18,364

Provision for Federal, Foreign & State
   Income Taxes                                                        3,914              8,778
                                                                    --------           --------
                                                                    $  3,881           $  9,586

Minority Interest Credit (Expense)                                       358               (786)
Equity in Earnings of Affiliated Companies                             7,121              5,423
                                                                    --------           --------
Net Income                                                          $ 11,360           $ 14,223
                                                                    ========           ========

Net Income Per Share                                                    $.49               $.58
                                                                    ========           ========

Average Number of Common and Common
   Equivalent Shares Outstanding                                      23,228             24,397
                                                                    ========           ========

The accompanying notes are an integral part of these statements.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                            (AMOUNTS IN THOUSANDS)

                                                     Sept. 30           Dec. 31           Sept. 30
                                                       1996               1996               1997
                                                     --------           --------         ----------
ASSETS:
-------
 Cash and short-term investments                     $ 46,413           $ 56,996         $   43,101
 Accounts receivable, net                             403,220            402,786            481,226
 Other current assets                                  57,121             44,464             65,774
                                                     --------           --------         ----------
  Total current assets                               $506,754           $504,246         $  590,101

 Property and equipment, net                           58,853             61,369             63,699
 Goodwill                                             107,621            151,640            230,543
 Investment in affiliated companies                   190,858            202,397            163,135
 Other noncurrent assets                                6,575             13,008             19,492
                                                     --------           --------         ----------
  Total assets                                       $870,661           $932,660         $1,066,970
                                                     ========           ========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
-------------------------------------
 Accounts payable and accruals                       $497,775           $473,223         $  568,550
 Short-term bank borrowings                            52,002             79,698             67,015
 Current portion of long-term debt                        218                270              1,524
                                                     --------           --------         ----------
  Total current liabilities                          $549,995           $553,191         $  637,089
                                                     --------           --------         ----------

 Long-term debt                                      $ 29,244           $ 31,513         $   65,885
                                                     --------           --------         ----------
 Accrued future compensation exp.                    $ 37,819           $ 44,501         $   41,837
                                                     --------           --------         ----------
 Other noncurrent liabilities                        $ 21,696           $ 37,727         $   47,004
                                                     --------           --------         ----------
 Obligation to Modem Media Partners                  $     --           $ 24,387         $       --
                                                     --------           --------         ----------

 Common stock                                        $  7,948           $  7,957         $    8,480
 Paid-in capital                                      122,960            123,740            156,416
 Retained earnings                                    106,490            119,399            122,368
 Less-Treasury stock                                     (284)            (4,553)            (5,155)
 Cumulative translation adjustment                     (5,207)            (5,202)            (6,954)
                                                     --------           --------         ----------
  Total stockholders' equity                         $231,907           $241,341         $  275,155
                                                     --------           --------         ----------
  Total liabilities and
     stockholders' equity                            $870,661           $932,660         $1,066,970
                                                     ========           ========         ==========

The accompanying notes are an integral part of these balance sheets.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                            (AMOUNTS IN THOUSANDS)

                                                                       Nine months ended Sept. 30
                                                                        1996               1997
                                                                      --------           --------
Cash Flows From Operating Activities:
-------------------------------------
   Net income                                                          $ 11,360          $ 14,223
   Adjustments to reconcile net income to
    net cash provided by operating activities:
   Depreciation and amortization                                         13,750            17,527
   Deferred compensation expense                                          1,311            (2,664)
   Equity earnings of affiliates, net of dividends
    received                                                             (4,108)           (4,003)
   Accounts receivable                                                  (69,040)          (42,953)
   Accounts payable and accruals                                         42,000            44,626
   Other current assets                                                 (17,151)          (12,131)
   Noncurrent liabilities                                                (3,880)           (3,247)
   Other                                                                  1,025             3,696
                                                                       --------          --------
                                                                       $(24,733)         $ 15,074
                                                                       --------          --------

Cash Provided By (Used For) Financing Activities:
-------------------------------------------------
   Short-term investments and marketable securities                    $   (154)         $ (6,442)
   Increase in liability for cash overdrafts                             29,464            17,320
   Additions to long-term debt                                           25,019            40,119
   Payments of long-term debt                                            (1,772)           (2,358)
   Cash dividends paid                                                  (10,670)          (11,254)
   Common stock issuances                                                 8,972             8,210
   Short-term borrowings                                                  2,020           (26,112)
                                                                       --------          --------
                                                                       $ 52,879          $ 19,483
                                                                       --------          --------

Cash Provided By (Used For) Investment Activities:
--------------------------------------------------
   Purchase of subsidiaries                                            $(25,655)         $(39,609)
   Capital expenditures                                                 (13,213)           (9,790)
                                                                       --------          --------
                                                                       $(38,868)         $(49,399)
                                                                       --------          --------
Increase (Decrease) In Cash                                            $(10,722)         $(14,842)
Balance at beginning of period                                           48,408            45,946
                                                                       --------          --------
Balance at end of period                                               $ 37,686          $ 31,104
                                                                       ========          ========

The accompanying notes are an integral part of these statements.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
                                  (UNAUDITED)

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


RESULTS OF OPERATIONS - QUARTER ENDED SEPTEMBER 30
--------------------------------------------------

Revenues increased 28.4% to $161,531 in 1997 from $125,803 in 1996. North American revenues increased 24.1% to $122,101 and International revenues increased $44.0% to $39,430. Excluding the impact of acquisitions, consolidated revenues increased 7.3% as a result of new business won during 1996 and 1997.

During the latter part of 1996 and in 1997, the Company acquired several agencies in North America, Europe, Latin America and the Pacific Rim. These acquisitions contributed $26,487 and $2,876 to the Company's revenues and pretax income, respectively.

Salaries and benefits expenses increased 28.3% to $99,724 in 1997, compared to the 28.4% increase in consolidated revenues. As a percent of revenues, this category of expenses improved from 61.8% in 1996 to 61.7% in 1997. Excluding the impact of acquisitions, salaries and benefits expenses increased 9.6% compared to the Company's organic revenue growth rate of 7.3%.

Office and general expenses increased 26.3% to $46,203 in 1997, compared to the 28.4% increase in consolidated revenues. As a percent of revenues, this category of expenses was 29.1% in 1996 and 28.6% in 1997. Excluding the impact of acquisitions, office and general expenses increased 2.8% compared to the Company's organic revenue growth rate of 7.3%.

The components of "Other Expenses" in both years are as follows:

                                                     -----------------------------
                                                         1996            1997
----------------------------------------------------------------------------------
Interest expense                                           $2,526          $3,013
----------------------------------------------------------------------------------
Interest (income)                                          (1,544)           (968)
----------------------------------------------------------------------------------
Unrealized loss on Shandwick investment                        52              --
----------------------------------------------------------------------------------
                                                           $1,034          $2,045
                                                    ------------------------------

Net interest expense increased between years due to the fact that the Company is carrying higher average debt levels in 1997 resulting from its acquisition program.

Equity income declined from $710 in 1996 to $71 in 1997. The decline is primarily attributable to a deterioration in the operations of the French subsidiaries of Publicis.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30
------------------------------------------------------

Revenues increased 27.0% to $444,551 in 1997 from $350,166 in 1996. North American revenues increased 21.5% to $341,569 and International revenues increased 49.3% to $102,982. Excluding the impact of acquisitions, consolidated revenues increased 10.7% as a result of new business won during 1996 and 1997.

During the latter part of 1996 and in 1997, the company acquired several agencies in North America, Europe, Latin America and the Pacific Rim. These acquisitions contributed $56,907 and $6,067 to the Company's revenues and pretax income, respectively.

Salaries and benefits expenses increased 24.2% to $286,321 in 1997, compared to the 27.0% increase in consolidated revenues. As a percent of revenues, this category of expenses improved from 65.9% in 1996 to 64.4% in 1997. Excluding the impact of acquisitions, salaries and benefits expenses increased 10.3% compared to the Company's organic revenue growth rate of 10.7%.

Office and general expenses increased 21.5% to $133,180 in 1997, compared to the 27.0% increase in consolidated revenues. As a percent of revenues, this category of expenses improved from 31.3% in 1996 to 30.0% in 1997. Excluding the impact of acquisitions, office and general expenses increased 4.8% compared to the Company's organic revenue growth rate of 10.7%.

The components of "Other Expenses" in both years are as follows:

                                                     -----------------------------
                                                         1996            1997
----------------------------------------------------------------------------------
Interest expense                                           $ 7,140         $ 9,818
----------------------------------------------------------------------------------
Interest (income)                                           (3,553)         (3,095)
----------------------------------------------------------------------------------
Unrealized (gain) on Shandwick investment                   (1,425)            (37)
----------------------------------------------------------------------------------
                                                           $ 2,162         $ 6,686
                                                    ------------------------------

Net interest expense increased between years due to the fact that the Company is carrying higher average debt levels in 1997 resulting from its acquisition program.

Equity income declined from $7,121 in 1996 to $5,423 in 1997. Approximately two-thirds of the decline is attributable to a deterioration in the operating results of the French subsidiaries of Publicis. The remainder of the decline is due to the impact of currency on True North's share of the results of Publicis.

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

The increase in "Accounts receivable, net" and "Accounts payable and accruals" is due to the fact that media billings for the month of September 1997 were higher than those of December 1996. During 1996, the increase in "Accounts receivable" was higher than the increase in "Accounts payable and accruals".
The primary reason for this is that the Company's accounts receivable to accounts payable ratio was at optimal levels during the last quarter of 1995 and had shifted to levels that are typical of this period of the year. During 1997, the increase in "Accounts receivable, net" and the increase in "Accounts payable and accruals" more closely follow industry patterns.

As previously disclosed on a Form 8-K dated June 10, 1997, the Company consummated certain transactions contemplated by the definitive agreement dated May 19, 1997 between itself and Publicis Communication. These transactions were recorded effective June 30, 1997. The impact of these transactions were not material to the results of operations or financial condition of the Company.

As previously disclosed, the Company continues to contemplate strategic acquisitions to enhance its worldwide network. During the first nine months of 1997, the Company completed the acquisitions of agencies in India, Singapore, Venezuela, and Europe. In addition, it made contingent payments related to acquisitions made in prior years. These payments were financed by the issuance of long-term debt under its Revolving Credit Agreement.

OTHER MATTERS
-------------

As previously announced, on July 31, 1997, True North entered into an Agreement and Plan of Merger with Bozell, Jacobs, Kenyon & Eckhardt, Inc. ("Bozell"). In connection therewith, True North has determined that it must end its relationship with a client in the automotive industry due to a conflict with a Bozell client. The client accounted for approximately 3.5% and 4.2% of True North's consolidated revenues for the nine months ended September 30, 1997 and twelve months ended December 31, 1996, respectively. True North anticipates that this relationship will end during the fourth quarter of 1997, resulting in a pre-tax charge to earnings of $8 million to $10 million related to employee severance and the closure of a service office for this client.

                          PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits -

               10.1  Employment Agreement between Donald L. Seeley and
                     Registrant

               10.2  Asset Protection Plan between Donald L. Seeley and
                     Registrant

               27.   Financial Data Schedule

          (b)  Reports on Form 8-K -

               In a report on Form 8-K dated July 31, 1997, Registrant announced that Registrant and one of its affiliates entered into an Agreement and Plan of Merger with Bozell, Jacobs, Kenyon & Eckhardt, Inc.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  TRUE NORTH COMMUNICATIONS INC.
                                            (Registrant)



                                         /S/  John J. Rezich
                    ---------------------------------------------------
                                              (Signature)

                            John J. Rezich
                            Controller and Chief Accounting Officer



Date: November 13, 1997