Form 10-K/A
period 1996-12-31
TRUE NORTH COMMUNICATIONS INC
filed 1997-11-26
CIK 37931

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                          FORM 10-K/A AMENDMENT NO. 2

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Registrant hereby amends Item 14 and Exhibit 13 of its 1996 Annual Report on Form 10-K.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                           PAGE
                                                                           ----
Item 14(a)--List of Financial Statements..................................   5
  Report of Independent Public Accountants on Supplemental Notes..........   6
Item 14(a)(1)--Supplemental Note to Consolidated Financial Statements:
  A.Valuation Accounts....................................................   7
Item 14(a)(2)--Schedules
  Are not submitted because they are not required or because the required information is included in the financial statements or notes thereto.
Item 14(a)(3)--Index of Exhibits
  The index of exhibits immediately precedes the exhibits filed with the
  Securities and Exchange Commission.
    Exhibits 10.1 through 10.16 included in this index are the management contracts and compensatory plans or arrangements required to be filed as exhibits hereto pursuant to the requirements of Item 601 of
  Regulation S-X.
Item 14(b)--Reports on Form 8-K

  Registrant filed the following reports on Form 8-K during the fourth quarter of 1996 and the first quarter of 1997:

 DATE OF REPORT    DESCRIPTION OF REPORTABLE EVENT
 --------------    -------------------------------
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

                        PUBLICIS FINANCIAL INFORMATION

  Publicis Communication owns 51% of Publicis.FCB BV and 80% of Publicis Conseil. Accordingly, the consolidated financial statements of Publicis Communication and Subsidiaries include the results of operations and financial position of Publicis.FCB BV and Publicis Conseil.

  On pages 36-38 of this Form 10/K-A, Registrant has provided an unaudited translated version of the list of subsidiaries appearing in the 1996 Publicis Communication consolidated financial statements located on pages 17-19 of this Form 10-K/A.

  These financial statements have been prepared and audited based upon accounting and auditing standards and practices acceptable for external financial reporting purposes in France. These practices and standards can vary from U.S. accounting practice.

                              SUPPLEMENTAL NOTE B

  Following is a reconciliation prepared by Registrant of reported net income to net income which would be reported under U.S. generally accepted accounting principles (amounts in thousands):


                                                                      --------------------------------
                                                                       1994         1995       1996
------------------------------------------------------------------------------------------------------
Net income as shown in financial statements (1)                       $12,782      $32,070    $37,044
------------------------------------------------------------------------------------------------------
Amortization of goodwill (2)                                           (5,623)      (6,803)    (7,330)
------------------------------------------------------------------------------------------------------
Cumulative Impact of Change in Estimate-
 French Retirement Indemnities                                             --           --     (4,450)
------------------------------------------------------------------------------------------------------
Italian restructuring reserves not acceptable under U.S. GAAP (3)       5,756       (6,017)     4,987
------------------------------------------------------------------------------------------------------
Tax credit included in income not acceptable under U.S. GAAP (4)       (2,445)      (2,540)    (3,115)
------------------------------------------------------------------------------------------------------
                                                                      $10,470      $16,710    $27,136
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

          SUPPLEMENTAL NOTE C - RECONCILIATION OF SHAREHOLDERS EQUITY

     Following is a reconciliation prepared by Registrant of reported shareholders' equity to shareholders' equity which would be reported under U.S. generally accepted accounting principles (amounts in thousands):


                                                                  At Dec. 31,    At Dec. 31,
                                                                      1995           1996
                                                                  ---------------------------
Shareholders' equity as shown in financial statements (1)            $210,487       $223,683
---------------------------------------------------------------------------------------------
Goodwill charged to shareholders' equity (2)                           82,292         77,836
---------------------------------------------------------------------------------------------
Amortization of goodwill (3)                                          (32,759)       (38,499)
---------------------------------------------------------------------------------------------
Italian restructuring reserves not acceptable under U.S. GAAP (4)          --          4,913
---------------------------------------------------------------------------------------------
Tax credit included in income not acceptable under U.S. GAAP (5)       (6,111)        (8,850)
---------------------------------------------------------------------------------------------
                                                                     $253,909       $259,083
                                                                  ---------------------------

Notes:
1. Shareholders' equity as reported was computed using the actual year-end exchange rates.

2. Certain elements of goodwill are charged directly to equity or income in the year it arises. Under U.S. GAAP, these amounts are reflected as goodwill and amortized over periods up to forty years.

3. Certain elements of goodwill are charged directly to equity or income in the year it arises, or are not otherwise amortized for French financial reporting purposes. The goodwill amortization expense adjustment was computed using forty years as the estimated useful life for each of the related goodwill components.

4. Under French generally accepted accounting principles, general and specific restructuring actions taken in 1995 up to the date of the audit opinion must be recorded in the 1994 financial statements. Application of EITF 94-3 to these financial statements result in this adjustment which under U.S. generally accepted accounting principles, results in a 1995 charge to earnings of an equivalent amount (allowing for currency exchange fluctuations). Of the total amount of this adjustment, $1,273 relates to management and staff severance actions taken in 1995, $1,637 relates to the 1995 abandonment of excess lease space, $472 relates to the 1995 closure of a sale promotion agency, and $2,374 relates to legal and other associated restructuring costs incurred in 1995. During 1996, the restructuring actions commenced in 1995 were completed. Because the company was able to negotiate more favorable settlement terms on leases and other actions than previously anticipated, the final true-up of these restructuring reserves resulted in a one-time increase in 1996 earnings of $4,987.

5. Under French generally accepted accounting principles, the utilization of tax credit carryforwards of acquired companies are reflected in earnings. Under U.S. generally accepted accounting principles, this amount is accounted for as a reduction of the initial purchase price and related goodwill.

                             SUPPLEMENTAL NOTE D -
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


     Following are consolidated statements of cash flows of Publicis Communication prepared by Registrant under U.S. generally accepted accounting principles (amounts in thousands of dollars):

                                                                        1994         1995       1996
                                                                       -------      -------    -------
Cash Flows From Operating Activities:
     Net Income                                                         10,470       16,710     27,136
     Depreciation and Amortization                                      24,603       28,948     29,770
     Equity Income, Net of Dividends Received                           (7,360)       3,594     (5,306)
     Accounts Receivable                                               (43,741)     (16,179)   (24,682)
     Accounts Payable and Accruals                                      19,590       14,798     23,036
     Other Current Assets                                              (16,935)      (2,308)     1,837
     Other Noncurrent Assets                                             2,007         (546)      (487)
     Noncurrent Liabilities                                             16,194       15,342     (1,708)
     Other                                                                 873       (5,541)    12,766
                                                                       -------      -------    -------
                                                                         5,701       54,818     62,362
                                                                       -------      -------    -------
Cash Flows From Financing Activities:
     (Increase) Decrease in Intercompany Loans                          (2,070)       6,132       (401)
     Additions to Debt                                                  44,150       19,054      9,073
     Payments of Debt                                                        0      (80,996)   (11,013)
     Dividends To Shareholders                                          (5,367)      (2,430)    (8,682)
     Common Stock Issuances                                                  0      100,000          0
                                                                       -------      -------    -------
                                                                        36,713       41,760    (11,023)
                                                                       -------      -------    -------
Cash Flows Used By Investing Activities:
     Purchase of Subsidiaries and Affiliates                           (38,986)     (20,555)    (8,246)
     Capital Expenditures                                              (18,967)     (22,278)   (22,956)
                                                                       -------      -------    -------
                                                                       (57,953)     (42,833)   (31,202)
                                                                       -------      -------    -------
Impact of Currency on Cash Balances                                     11,167        9,969     (9,317)
                                                                       -------      -------    -------
     Increase (Decrease) In Cash                                        (4,372)      63,714     10,820
     Cash at Beginning of Year                                         107,300      102,928    166,642
                                                                       -------      -------    -------
     Cash at End of Period                                             102,928      166,642    177,462
                                                                       =======      =======    =======

        Notes:

        1. Publicis Communication paid taxes amounting to $19,973, $26,623, and $25,082 in 1994, 1995 and 1996, respectively.

        2. Publicis Communication paid interest amounting to $14,563, $15,465, and $11,996 in 1994, 1995 and 1996, respectively.

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
-----------------------------------------------------------------------------

PUBLICIS COMMUNICATION GROUP                                              P 1/2



            CONSOLIDATED STATEMENT OF CHANGE IN FINANCIAL POSITION
                               (in thousand FRF)

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


PUBLICIS COMMUNICATION GROUP                                              P 2/2



            CONSOLIDATED STATEMENT OF CHANGE IN FINANCIAL POSITION
                               (in thousand FRF)

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

    PAGE 2        :   Comparative Consolidated Balance Sheet.

    PAGES 3/4     :   Consolidated Statement of Change in Financial Statements.

    PAGES 5/10    :   Notes to the Consolidated Financial Statements.

    PAGES 11/13   :   List of Consolidated Companies.


  PUBLICIS COMMUNICATION GROUP                   CONSOLIDATED INCOME STATEMENTS
-------------------------------------------------------------------------------------------------------------
   (in thousands of French Francs)                 YEAR         1994           YEAR          1995       VAR.
                                                                                                         %
-------------------------------------------------------------------------------------------------------------
Billings                                        17 562 073                  18 132 852                   3.3%
Purchases                                      (14 824 544)                (15 196 560)
                                  REVENUES                    2 737 529                    2 936 293     7.3%
Salaries and Benefits                           (1 511 421)                 (1 638 275)                  8.4%
Office and General Expenses                       (776 463)                   (832 111)                  7.2%
                            TOTAL EXPENSES                   (2 287 884)                  (2 470 386)    8.0%

                              OTHER INCOME                       19 924                       17 732

                          OPERATING PROFIT                      469 569                      483 639     3.0%

Depreciation                                      (105 037)                   (110 724)
Provision doubtful debts                           (21 378)                    (16 258)
Other provisions                                   (17 448)                    (16 033)
Interest income (expense)                          (20 785)                     14 820
                         PROFIT BEFORE TAX                      304 921                      355 445    16.6%
Exceptional costs                                  (29 369)                      3 043
Profit sharing - statutory                          (2 779)                     (7 263)
Income Tax                                        (110 537)                   (133 111)
Profit (equity subsidiaries)                        46 142                      32 747
Extraordinary Loss                                 (80 000)
-------------------------------------------------------------------------------------------------------------
NET INCOME                                                      128 378                      250 861    95.4%

GROUP SHARE                                                      70 738                      160 350   126.7%
-------------------------------------------------------------------------------------------------------------

PUBLICIS COMMUNICATION GROUP

                          CONSOLIDATED BALANCE SHEET
                        (In thousands of French Francs)

------------------------------------------------------------------------------
A S S E T S                                         31.12.1994      31.12.1995
------------------------------------------------------------------------------

FIXED ASSETS                                         1 053 291       1 104 147
============                                        ----------      ----------

Intangible assets (gross)                              629 684         737 923
Depreciation & amortization on intangible assets       (19 109)        (23 005)
Tangible assets (gross)                                643 377         681 858
Depreciation & amortization on tangible assets        (408 316)       (441 093)
                                                    ----------      ----------
              NET TANGIBLE AND INTANGIBLE ASSETS       845 636         955 683


Investments (non consolidated companies)                23 877          23 781
Investments (equity subsidiaries)                      136 180         105 016
Interco loans                                           35 557           4 896
Other financial assets                                  34 026          37 106
Provision on financial assets                          (21 985)        (22 335)
                                                    ----------      ----------
                            NET FINANCIAL ASSETS       207 655         148 464
                                                    ----------      ----------

CURRENT ASSETS                                       3 848 894       4 217 222
==============                                      ----------      ----------

Work in progress                                       194 103         212 814
Advance payments made                                   64 020          47 770
Accounts receivable (net)                            1 960 956       1 947 957
Interco receivable                                      16 945          40 351
Other debtors                                        1 063 543       1 150 283
Cash                                                   549 327         818 047
                                                    ----------      ----------

OTHER CURRENT ASSETS                                    70 879          63 710
====================                                ----------      ----------


                                                    ----------      ----------
                                    TOTAL ASSETS     4 973 064       5 385 079
------------------------------------------------------------------------------




------------------------------------------------------------------------------
L I A B I L I T I E S  &  E Q U I T Y               31.12.1994      31.12.1995
------------------------------------------------------------------------------

TOTAL EQUITY                                           820 323       1 459 155
============                                        ----------      ----------

Equity (before net income), Group Share                361 434         872 932
Net income, Group Share                                 70 738         160 350
                                                    ----------      ----------

                        TOTAL EQUITY GROUP SHARE       432 172       1 033 282

Equity (before net income), Non-Group Share            330 511         335 361
Net income, Non-Group Share                             57 640          90 512
                                                    ----------      ----------

                    TOTAL EQUITY NON-GROUP SHARE       388 151         425 873
                                                    ----------      ----------

PROVISIONS FOR CONTINGENCIES                           320 571         329 476
============================                        ----------      ----------

SHORT TERM LIABILITIES                               3 758 653       3 535 314
======================                              ----------      ----------

Borrowings (not banks)                                 528 661         123 682
Banks                                                  399 468         494 736
Advance payments from clients                          133 197         148 400
Accounts payable                                     1 465 410       1 470 605
Interco payable                                         49 950          24 602
Other creditors                                      1 181 967       1 273 289
                                                    ----------      ----------

OTHER ACCRUALS                                          73 517          61 134
==============                                      ----------      ----------

                                                    ----------      ----------

                      TOTAL LIABILITIES & EQUITY     4 973 064       5 385 079
------------------------------------------------------------------------------

PUBLICIS COMMUNICATION GROUP                                               P 1/2


            CONSOLIDATED STATEMENT OF CHANGE IN FINANCIAL POSITION
                           (      -in thousand FRF)

'000 FRF                                        1994            1995

SOURCE OF WORKING CAPITAL

NET INCOME                                      128 378         250 861

Depreciation                                    105 037         110 724
Extraordinary loss                               80 000               0
                                                -----------------------
Sub-total                                       313 415         361 585

Equity earnings of affiliates                   (46 142)        (32 746)
Dividends received from affiliates                5 413          50 717

Loan                                                  0         181 137

Other borrowings                                144 544               0

Exchange differences & others                    (7 467)          1 670
                                                =======================
TOTAL SOURCE                                    409 763         562 363


APPLICATION OF WORKING CAPITAL

Paid out dividends                               61 508          52 230

Purchase of interest in affiliated companies     23 011               0

Investments                                     210 819         120 896

Increase in other fixed assets                  102 861         112 169
                                                =======================

TOTAL APPLICATION                               398 199         285 295

Increase (decrease) in working capital           11 564         277 068
                                                 ------         -------

PUBLICIS COMMUNICATION GROUP                                               P 2/2


            CONSOLIDATED STATEMENT OF CHANGE IN FINANCIAL POSITION
                           (      -in thousand FRF)

'000 FRF                                        1994            1995

Increase (decrease) in current assets
-------------------------------------

Cash                                            (85 994)        268 720

Accounts receivables (net)                      166 028         (12 999)

Expenditure billable to clients                  68 765          18 711

Other current assets                            100 996          94 682
                                                -----------------------

                                Sub-total       249 795         369 114


Increase (decrease) in current liabilities
------------------------------------------
Provision for contingencies                      30 028           8 905

Accounts payable                                182 097           5 195

Bank borrowings                                  17 242          95 268

Loans and other borrowings                       82 548         (86 116)

Other current liabilities                       (73 684)         68 794
                                                -----------------------

                                Sub-total       238 231          92 046


Increase (decrease) in working capital           11 564         277 068
--------------------------------------           ------         -------


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

RETIREMENT INDEMNITIES:
----------------------

FRENCH SUBSIDIARIES:
-------------------

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

      Subsidiaries' Contribution in Group activities:
      ----------------------------------------------

      The breakdown of this contribution is as follows:

--------------------------------------------------------------------------------
                                    Billings         Net income Group Share (1)
--------------------------------------------------------------------------------
           France                      34%                       50%
           Europe                      60%                       30%
            USA                         6%                       20%
                             ---------------------------------------------------
                                      100%                      100%
--------------------------------------------------------------------------------

(1)   Including results of subsidiaries consolidated on an equity basis.


      Intangible assets:
      -----------------

-------------------------------------------------------------------------------------------------------------
                     31/12/1994            Movements 1995             31/12/1995                   31/12/1995
                     ------------------------------------------------------------                  ----------
(000 FRF)               Gross    Acquisitions  Disposals   Exchange       Gross     Amortization       Net
                        amount                            and others      amount                     amount
-------------------------------------------------------------------------------------------------------------
Goodwill               573 356        105 221          0      (7 218)    671 359             (22)     671 337
Acquired Goodwill       24 289          5 834          0           0      30 123            (970)      29 153
Software & Others       32 039          4 402          0           0      36 441         (22 013)      14 428
-------------------------------------------------------------------------------------------------------------
TOTAL                  629 684        115 457          0      (7 218)    737 923         (23 005)     714 918
-------------------------------------------------------------------------------------------------------------

      Tangible assets:
      ---------------

---------------------------------------------------------------------------------------------------------------------------------
                     31/12/1994                      Movements 1995                       31/12/1995                   31/12/1995
                     -------------------------------------------------------------------------------                   ----------
(000 FRF)               Gross    Acquisitions  Disposals   Changes in scope    Exchange       Gross     Amortization       Net
                        amount                             of consolidation   and others      amount                     amount
---------------------------------------------------------------------------------------------------------------------------------
Land & buildings        39 243              0          0                  0          882      40 125         (12 871)      27 254
Others                 604 134        111 390    (70 577)            15 175      (18 389)    641 733        (428 222)     213 511
---------------------------------------------------------------------------------------------------------------------------------
TOTAL                  643 377        111 390    (70 577)            15 175      (17 507)    681 858        (441 093)     240 765
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

      Variation in stockholders' Equity:
      ---------------------------------

      The variation of the stockholders' equity between December 31st, 1994 and December 31st, 1995 is as follows:

------------------------------------------------------------------------------------------------------
(000 FRF)                                                    TOTAL        Group share   Minority share
------------------------------------------------------------------------------------------------------
Net Equity 31/12/1994                                        691 945        361 434            330 511
1994 Net Income                                              128 378         70 738             57 640

                                                           -------------------------------------------
Theoritical Equity 31/12/1995 (before 1995 Net Income)       820 323        432 172            388 151
1995 changes:
Capital increase of the mother company                       500 000        500 000                  0
Dividends distributed                                        (48 461)       (12 150)           (36 311)
Exchange differences                                         (16 919)       (11 794)            (5 125)
Changes in companies consolidated and others                 (46 650)       (35 296)           (11 354)
------------------------------------------------------------------------------------------------------
Total Net Equity 31/12/1995 (before 1995 Net Income)       1 208 293        872 932            335 361
------------------------------------------------------------------------------------------------------

      Net Equity of the Group:
      -----------------------

      The Net Equity of the Group is as follows (000 FRF):

------------------------------------------------------------------
Share capital of the mother company                        185 000
Reserves of the mother company                             435 143
Consolidated reserves                                      252 789

------------------------------------------------------------------
Group's Net Equity as of 31/12/1995                        872 932
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

      Provision for contingencies:
      ---------------------------

-------------------------------------------------------------------------------
(000 FRF)                                    31/12/1994  Variation   31/12/1995
-------------------------------------------------------------------------------
Pensions - Retirement indemnities               113 245      6 293      119 538
Provisions for extraordinary costs - Italy       80 000    (20 775)      59 225
Provisions for litigations                       35 903     (1 868)      34 035
Provisions - General risks                       13 303        285       13 588
Provisions - Clients risks                       37 218     (2 929)      34 289
Other provisions                                 40 902     27 899       68 801
-------------------------------------------------------------------------------
TOTAL                                           320 571      8 905      329 476
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

      Consolidated Cash Flow:
      ----------------------

-----------------------------------------------------------------------------
(000 FRF)                                                1994     1995     %
-----------------------------------------------------------------------------
Consolidated Net Income before extraordinary loss      108 378  250 861
Provision for depreciation                             105 037  110 724

Cash Flow                                              313 415  361 585   15%

of which : Group Share                                 172 881  225 065   30%
-----------------------------------------------------------------------------

      Employees:
      ---------

--------------------------------------------------------------------------------------------------
                               31/12/1994     31/12/1995             % variation 1994/1995

                                                             Actual perimeter   Constant perimeter
--------------------------------------------------------------------------------------------------
      France                        1 654          1 816                   10%                   1%
      Europe                        2 218          2 487                   12%                   5%
       USA                            283            290                    2%                   2%

--------------------------------------------------------------------------------------------------
      TOTAL                         4 155          4 593                   11%                   3%
--------------------------------------------------------------------------------------------------

      Contingent Liabilities:
      ----------------------

-----------------------------------------------------------
(000 FRF)                                        Given
-----------------------------------------------------------
Discounted bills not yet matured                      3 300
Guarantees                                            4 443
Pension rights (retirement indemnities)               5 872
Hirer purchase - other lease agreements               5 798
Others                                                1 559

-----------------------------------------------------------
TOTAL                                                20 972
-----------------------------------------------------------

              LISTE DES SOCIETES CONSOLIDEES AU 31 DECEMBRE 1995

                A- SOCIETES CONSOLIDEES PAR INTEGRATION GLOBALE

---------------------------------------------------------------------------------------------------------------------------
                                               %
     Nom des Societes                       controle  Activite                 Pays                Ville
---------------------------------------------------------------------------------------------------------------------------
1 - Agences de publicite

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

-----------------------------------------------------------------------------------------------------------------------------
                                               %
      Nom des Societes                      controle  Activite                 Pays                Ville
-----------------------------------------------------------------------------------------------------------------------------
Publicis-FCB Communication                  100.00    Financiere               Allemagne           Dusseldorf
B M Z FCA                                    64.50    Publicite                Allemagne           Dusseldorf
More Sales                                  100.00    Publicite                Allemagne           Dusseldorf
More Media                                   90.00    Achat d'espace           Allemagne           Dusseldorf
Publicis                                    100.00    Publicite                Allemagne           Francfort
Mundocom                                    100.00    Publicite                Allemagne           Francfort
Mundo Sales                                 100.00    Publicite                Allemagne           Francfort
Optimedia                                   100.00    Achat d'espace           Allemagne           Dusseldorf
FCB Hamburg                                  87.00    Publicite                Allemagne           Hambourg
FCB Direct Marketing                         90.00    Publicite                Allemagne           Hambourg
Publicis Vicom                               90.00    Publicite                Allemagne           Francfort
B R P Unternehmen Kommunikation              51.00    Publicite                Allemagne           Dusseldorf
Publicis MCD Werbeagentur                    74.90    Publicite                Allemagne           Erlangen, Munich
Publicis MCD Messeagentur                    50.00    Publicite                Allemagne           Erlangen, Munich
Contur                                      100.00    Publicite                Allemagne           Friedrichsdorf
Contur Identity Design                      100.00    Publicite                Allemagne           Friedrichsdorf
Contec                                      100.00    Publicite                Allemagne           Friedrichsdorf
Sisyphos                                     51.00    Publicite                Allemagne           Berlin

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


                            Paris, 22 th April 1996



            /s/ Frederic Allilaire           /s/ Jose Marette
            Frederic ALLILAIRE               Jose MARETTE


                              [MAZARS LETTERHEAD]

                            PUBLICIS COMMUNICATION
              LIST OF CONSOLIDATED COMPANIES AT DECEMBER 31, 1996

                                  (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
     Company Name                                 %                 Activity            Country            City
                                               ownership
-----------------------------------------------------------------------------------------------------------------------------------

A-CONSOLIDATED COMPANIES
1 - Advertising agencies

PUBLICIS COMMUNICATION                       100.00            Finance               France              Paris

PUBLICIS CONSEIL                              99.61            Advertising           France              Paris

FCAVB.M.Z.                                   100.00            Advertising           France              Paris
Exclamation                                  100.00            Advertising           France              Paris
Loeb et Associes                              55.00            Advertising           France              Paris
Mundocom                                     100.00            Advertising           France              Paris
Interplans Edition                           100.00            Advertising           France              Paris
Procis                                        89.40            Advertising           France              Paris
Publicis Direct                               77.04            Advertising           France              Paris
Directis                                      77.05            Advertising           France              Paris
ID3d                                          69.88            Advertising           France              Paris
Extension                                    100.00            Advertising           France              Paris
Publicis Design                              100.00            Advertising           France              Paris
Motivom                                       74.50            Advertising           France              Paris
Media System                                  99.67            Advertising           France              Paris
Guillaume Tell                                80.00            Advertising           France              Paris
Verbe                                         70.00            Advertising           France              Paris
Publicis Hourra                               80.71            Advertising           France              Lille
Epure                                         99.67            Advertising           France              Lille
Publicis Cachemire                            66.93            Advertising           France              Lyon, Clermont-Ferrand
Phreas                                        99.00            Advertising           France              Lyon
2eme Communication                            51.00            Advertising           France              Lyon
Publicis Mediterranee                        100.00            Advertising           France              Marseille
Publicis Soleil                               50.25            Advertising           France              Toulouse, Montpellier
Publicis Grand Angle                          74.11            Advertising           France              Brest, Nantes, Rennes
Positif                                       99.80            Advertising           France              Brest
Publicis Grand Est/Koufra                     63.32            Advertising           France              Nancy, Dijon, Strasbourg
Publicis Qualigraphie                         93.57            Advertising           France              Rouen, Caen
Reseau Graphic                                66.79            Advertising           France              Rouen
Publicis Atlantique                          100.00            Advertising           France              Bordeaux
Expression                                    51.00            Advertising           France              Bordeaux
Racines Grand Centre                          66.00            Advertising           France              Tours
SKT                                           68.78            Advertising           France              Paris
Exaudi                                        99.80            Advertising           France              Paris
Jacques Schu et Associes                     100.00            Advertising           France              Paris
Hautefeuille Regions                         100.00            Advertising           France              Lyon
Hautefeuille Mediterranee                     99.85            Advertising           France              Nice
Hautefeuille Grenoble                        100.00            Advertising           France              Grenoble
Hautefeuille Besancon                         90.00            Advertising           France              Besancon
O'de Formes                                   76.00            Advertising           France              Lyon
O'REP FLB                                     65.00            Advertising           France              Lyon
Publicis Alpes                                99.85            Advertising           France              Annecy

Publicis FCB Europe                           51.00            Finance               Netherlands         Amsterdam, Paris

Publicis-FCB                                 100.00            Advertising           Austria             Vienne

Publicis-FCB                                 100.00            Advertising           Belgium             Brussels
Cre-Action - Full Option                      53.95            Advertising           Belgium             Brussels
Publicis-FCB Direct                          100.00            Advertising           Belgium             Brussels
FCA! BMZ                                     100.00            Advertising           Belgium             Brussels

Publicis Trzisno Komuniciranje               100.00            Advertising           Croatia             Zagreb

Publicis-FCB                                  60.00            Advertising           Czech Republic      Prague

Publicis-FCB                                 100.00            Advertising           Denmark             Copenhagen

Publicis Torma                                60.03            Advertising           Finland             Helsinki



Company Name                           % Ownership      Activity          Country             City
FCB                                      100.00         Advertising       France              Paris
Groupe Kenya                              53.00         Advertising       France              Paris
Kenya Institutionnel                      65.00         Advertising       France              Paris
Empir                                    100.00         Advertising       France              Paris
Empir Media                              100.00         Media buying      France              Paris

Publicis-FCB Communication               100.00         Finance           Germany             Dusseldorf
B.M.Z.FCA                                 64.50         Advertising       Germany             Dusseldorf
More Sales                               100.00         Advertising       Germany             Dusseldorf
More Media                                90.00         Media buying      Germany             Dusseldorf
Publicis                                 100.00         Advertising       Germany             Dusseldorf
Mundocom                                 100.00         Advertising       Germany             Francfort
Mundo Sales                              100.00         Advertising       Germany             Francfort
FCB Hamburg                               98.00         Advertising       Germany             Hambourg
Optimedia                                100.00         Media buying      Germany             Dusseldorf
FCB Direct Marketing                      90.00         Advertising       Germany             Hambourg
Publicis Vital                            90.00         Advertising       Germany             Francfort
B.R.P.                                    98.00         Advertising       Germany             Dusseldorf
Publicis MCD                              74.90         Advertising       Germany             Erlangen, Munich
Contur                                   100.00         Advertising       Germany             Friedrichsdorf
Contur Identity Design                   100.00         Advertising       Germany             Friedrichsdorf
Contec                                   100.00         Advertising       Germany             Friedrichsdorf
Sisyphos                                  51.00         Advertising       Germany             Berlin

Publicis Hellas Advertising              100.00         Advertising       Greece              Athens

Publicis-FCB Magyarorszag                100.00         Advertising       Hungary             Budapest

Publicis-FCB                             100.00         Advertising       Italy               Milan, Rome
FCAI BMZ                                 100.00         Advertising       Italy               Milan
Optimedia Italia                         100.00         Advertising       Italy               Milan

Overad                                   100.00         Finance           Netherlands         Amsterdam
Publicis-FCB                             100.00         Advertising       Netherlands         Amsterdam
Publicis-FCB Eindhoven                   100.00         Advertising       Netherlands         Eindhoven
HVR Advertising                          100.00         Advertising       Netherlands         La Haye
Mundocom A.A.C.                          100.00         Advertising       Netherlands         Amsterdam, Eindhoven
Kern Habbema & Yap                        53.00         Advertising       Netherlands         Amsterdam
Bruggenwirth, Mass & Boswinkel            52.00         Advertising       Netherlands         Amsterdam
Overad Property                          100.00         Finance           Netherlands         Amsterdam

Publicis-FCB                             100.00         Advertising       Norway              Oslo
Publicis-FCB Direct                       91.00         Advertising       Norway              Oslo
Strategic Marketing                      100.00         Advertising       Norway              Oslo
Basic                                    100.00         Advertising       Norway              Oslo
Publicis-FCB Reklamebyra                  95.00         Advertising       Norway              Oslo
Park Reklamebyra                         100.00         Advertising       Norway              Oslo
Sponsor Marketing                         65.00         Advertising       Norway              Oslo

Publicis-FCB Polska                       70.00         Advertising       Pologne             Varsovie

FCB Publicidade                           83.00         Advertising       Portugal            Lisbon
Publicis Publicidade                      90.00         Advertising       Portugal            Lisbon
BMZ/Park Publicidade                      56.44         Advertising       Portugal            Lisbon
Comunicar Publicidade e Promocao          90.00         Advertising       Portugal            Lisbon
Optimedia Publicidade                     93.00         Media buying      Portugal            Lisbon

Publicis-FCB                             100.00         Advertising       Russia              Moscow

Publicis Virgo Komunikacije               60.00         Advertising       Slovenia            Ljubijana

Publicis-FCB Arge                        100.00         Advertising       Spain               Madrid, Barcelone
Optimedia                                 98.00         Media buying      Spain               Madrid

Publicis Etoile                          100.00         Advertising       Sweden              Stockholm
Publicis GRO & S                          76.00         Advertising       Sweden              Stockholm

Farner Publicis-FCB                       90.00         Advertising       Switzerland         Zurich
Bureau d'Etudes Publicitaires BEP        100.00         Advertising       Switzerland         Lausanne

Multi Market Services                    100.00         Finance           United Kingdom      London
Publicis                                 100.00         Advertising       United Kingdom      London
FCB Advertising                          100.00         Advertising       United Kingdom      London
FCB Impact                               100.00         Advertising       United Kingdom      London
Mundocom                                 100.00         Advertising       United Kingdom      London
Optimedia International                  100.00         Advertising       United Kingdom      London


-------------------------------------------------------------------------------------------------------------
     Company Name                %         Activity           Country              City
                              ownership
-------------------------------------------------------------------------------------------------------------
FCA EUROPE
FCA/BMZ International           100.00     Advertising        France               Paris
FCA Amsterdam                    97.00     Advertising        Netherlands          Amsterdam
FCA Walker                       77.10     Advertising        Netherlands          Amsterdam
FCA Werner & Messelink           60.00     Advertising        Netherlands          Amsterdam
FCA London                      100.00     Advertising        United Kingdom       London
FCA/BMZ CID                     100.00     Advertising        Spain                Madrid, Barcelona, Seville

WAM                              79.76     Advertising        France               Paris

PUBLICIS BLOOM                   96.15     Advertising        United States        New York, Dallas

PUBLICIS CENTRE MEDIA           100.00     Media buying       France               Paris

PUBLICIS CONSULTANTS            100.00     Advertising        France               Paris
Media Finance                   100.00     Advertising        France               Paris
Idees Dialogue Conseil          100.00     Advertising        France               Paris
Publicis Consultants Nederland   93.00     Advertising        Netherlands          Armsterdam


                B-ACCOUNTED FOR BY THE EQUITY METHOD

True North Communications        20.00     Advertising        United States        Chicago
Gnomi FCB                        40.00     Advertising        Greece               Athens

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                             ON SUPPLEMENTAL NOTES

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in True North Communications Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated March 28, 1997. Our report on the consolidated financial statements includes an explanatory paragraph with respect to the change in method of accounting for certain investments in debt and equity securities, effective January 1, 1994, as discussed in Note 2 to the consolidated financial statements. Our audits were made for the purpose of forming an opinion on those financial statements taken as a whole. Supplemental Notes A, B, C and D are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. Supplemental Notes A, B, C and D have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements. In our opinion, based upon those procedures applied and the report of the other auditors, Supplemental Notes A, B, C and D state in all material respects the financial data required to be set forth therein in relation to Publicis Communication and the basic consolidated financial statements taken as a whole.


                                                  Arthur Andersen LLP


Chicago, Illinois,
March 28, 1997.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Date: November 25, 1997

                                          True North Communications Inc.

                                              /s/ John J. Rezich
                                          By: _________________________________
                                              John J. Rezich
                                              Controller (Chief Accounting
                                              Officer)

                                                                     Exhibit 13

                                     LOGO

                   1996 FINANCIAL REPORT
                    TRUE NORTH COMMUNICATIONS INC.
                         101 EAST ERIE STREET
                           CHICAGO, ILLINOIS
                                 60611
                             312-425-6500

                               ABOUT TRUE NORTH

  In December 1994 True North Communications Inc. (True North) succeeded Foote, Cone & Belding Communications, Inc. as the holding company for Foote, Cone & Belding--America's largest advertising agency--and additional agency brands, including Mojo, Borders Perrin Norrander, Bayer Bess Vanderwarker and others. With these brands as the foundation, True North is building a new type of architecture for a communications firm.

  Through planned acquisitions and internal growth, True North has become a communications company encompassing resources much broader in scope than any existing advertising holding company. True North's architecture is unique and includes three new business units:

  . TN Technologies Holding Inc.--This company is a leader in digital interactive marketing, having developed over 500 interactive/new media marketing programs since 1987. The company combines traditional marketing skills with capabilities in digital media and communications technologies to enable clients to more effectively reach and interact with customers and other key constitutents, including employees, stockholders, suppliers and other business partners. The company delivers a complete range of digital interactive marketing products and services including: customized global intranets; creation, production, updating and maintenance of World Wide Web sites and other interactive communications vehicles; analysis of customer requests, purchases and behaviors; delivery of uniform and updated sales tools for sales forces; and technical consulting. The company was formed on December 31, 1996 through the combination of TN Technologies Inc. and a new acquisition, Modem Media.

  . TN Media Inc.--This business unit is a global network of the Company's specialists in the planning and buying of media time and space.

  . TN Services Inc.--True North has established this business unit to house all of its agency support services around the globe, handling all financial transactions including bill paying, payroll, and accounts receivable collections; all human resource tasks from insurance to employee stock purchase plans; and a broad range of other support services in the areas of legal services, travel and management of leased facilities.

  The architecture of True North is designed to free local agency management from administration of the media buying and back office support functions and give them leading edge technology so they can devote their full energy and creativity to True North's most important endeavor--growing our clients' business.

  In addition to designing and creating effective advertising campaigns for radio, television and print media, the agency brands under the True North banner offer clients such additional services as:

  . digital and interactive communications

  . sales promotion and direct marketing

  . yellow pages directory advertising

  . healthcare advertising

  . public relations

  . Hispanic marketing

  . market and product research

  . package design

  . trademark and trade name development

  True North agency brands operate fully staffed offices in the United States, Canada, Latin America, Asia and the Pacific under a number of agency brands. The Publicis.FCB joint venture, jointly owned by True North and Publicis Communication, operates fully staffed offices throughout Europe. These offices handle multinational advertising and national advertising assignments.

  REVENUES: True North's principal source of revenues is from its agency brands that receive:

  . commissions and fees earned on advertising placed with the various media, and,

  . commissions and fees earned for the production and preparation of advertising.

  In addition, True North's agency brands receive fees for various other services performed in connection with advertising, research and marketing studies.

  The Company's client list includes many well-known national and international advertisers of consumer and industrial goods and services. During 1996, the ten largest clients accounted for approximately 40% of consolidated revenues: no single client accounted for as much as 10% of consolidated revenues.

  PERSONNEL: The principal asset of any service company is its people. True North has an array of employee benefit and training programs to attract and retain personnel considered to be industry leaders. As of December 31, 1996, True North employed 5,022 people in its majority-owned offices: 3,070 were employed in its domestic offices and 1,952 in its international offices. Of the 5,022 total employees, 1,915 were engaged in the creation and production of advertising, 1,296 in account management, 844 in media and research activities, and 967 in administrative and clerical functions.

  MARKET PRICE OF STOCK AND DIVIDEND RECORD: True North's Common Stock is listed on the New York Stock Exchange. Its trading symbol is TNO. The following table shows the high and low stock price of its Common Stock and dividends paid each quarter since January 1, 1995, adjusted for the two-for-one stock split which occurred on February 17, 1995:

                                                        PRICE RANGE
                                                     ----------------- DIVIDENDS
                                                       HIGH      LOW   DECLARED
                                                     --------- ------- ---------
1995
  1st Quarter....................................... $21 13/16 $15 3/4   $.15
  2nd Quarter.......................................  20 1/4    17 5/8    .15
  3rd Quarter.......................................  21 1/2    19        .15
  4th Quarter.......................................  20 5/8    18        .15
1996
  1st Quarter....................................... $25       $16 3/8   $.15
  2nd Quarter.......................................  27        22 1/4    .15
  3rd Quarter.......................................  23 3/4    16 3/4    .15
  4th Quarter.......................................  24        19 1/2    .15

  At December 31, 1996 True North had approximately 7,300 shareholders. True North employees owned approximately 18% of the Company's outstanding Common Stock as of that date, either directly or through various employee benefit plans.

  UNAUDITED QUARTERLY FINANCIAL DATA: Quarterly results (in thousands) and per share data, adjusted for the two-for-one stock split which occurred on February 17, 1995, are as follows:

                                             1ST       2ND      3RD      4TH
                                           QUARTER   QUARTER  QUARTER  QUARTER
                                           --------  -------- -------- --------
1995
  Revenues................................ $ 95,389  $110,857 $108,654 $124,153
  Income (loss) before provision for
   income taxes...........................   (6,185)    8,117    6,136    6,683
  Net income (loss).......................  (11,028)   11,356    4,194   15,131
  Net income (loss) per share............. $   (.49) $    .51 $    .19 $    .67
1996
  Revenues................................ $105,934  $118,429 $125,803 $142,884
  Income (loss) before provision for
   income taxes...........................   (2,774)       94   10,475   11,419
  Net income (loss).......................     (722)    6,049    6,033   16,474
  Net income (loss) per share............. $   (.03) $    .26 $    .26 $    .71

  FIVE-YEAR SELECTED FINANCIAL DATA: Select historical financial data (in thousands, except per share amounts which have been adjusted for the two-for-one stock split which occurred on February 17, 1995) are as follows:

                                  1992     1993     1994      1995      1996
                                -------- -------- --------  --------  --------
YEAR ENDED DECEMBER 31,
-----------------------
Revenues....................... $353,340 $372,666 $403,690  $439,053  $493,050
Net income (loss)..............   21,728   25,714   30,277    19,653    27,834
Net income (loss) per share....     1.00     1.15     1.34       .87      1.20
Dividends per share............      .60      .60      .60       .60       .60
AT DECEMBER 31,
---------------
Working capital................    5,310   13,745  (16,809)  (46,503)  (48,945)
Total assets...................  589,359  637,887  673,744   766,102   932,660
Long-term debt (includes
 current portion)..............   35,652   36,255   10,885     5,601    31,783
Total liabilities..............  406,032  437,857  465,987   544,008   691,319
Stockholders' equity...........  183,327  200,030  207,757   222,094   241,341
Book value per share...........     7.95     8.62     9.10      9.51     10.20

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

RESULTS OF OPERATIONS--1996 COMPARED TO 1995

  Revenues from True North's consolidated operations increased 12.3% to $493,050 in 1996 from $439,053 in 1995. North American revenues increased 15.7% to $396,246 in 1996 while international revenues increased 0.2% to $96,804.

  During the latter part of 1995 and in 1996, True North purchased several agencies in North America, Latin America and the Pacific Rim. These acquisitions contributed $47,413 and $5,965 to True North's 1996 revenues and pretax income respectively.

  Salaries and benefits expenses increased 13.5% to $318,539 in 1996. Excluding the impact of acquisitions, this category of expense increased approximately 4% between years.

  Office and general expenses increased $21,656 or 16.9% between years, higher than the rate of revenue growth. Excluding acquisitions, the rate of growth for this expense category was 6%. During the fourth quarter of 1996, True North experienced high levels of legal and consulting costs related to its continuing negotiations with Publicis (approximately $1.4 million higher than 1995). In addition, True North continued to invest in new digital advertising technologies, resulting in higher levels of depreciation expense and consulting costs.

  As more fully explained in Note 14 to the consolidated financial statements, True North recorded a net pretax charge of $1,356 in the fourth quarter of 1996 related to (1.) severance of two of its former executives and inside Board members, and, (2.) the execution of a sublease for office space in Los Angeles, (3.) offset by a gain related to the December 31, 1996 acquisition of Modem Media.

  The increase in interest expense between years is due to higher average borrowings in 1996 primarily caused by the Company's investment spending detailed on page 5.

  The increase in other income, which primarily represents interest income, is due to the fact that in 1996 other income includes gains recorded on an investment in the common stock of a publicly held British public relations agency. These gains are more fully explained in Note 2.

  The effective tax rate was 50.5% in 1996 compared to 25.1% in 1995. As more fully explained on page 5, the 1995 effective tax rate was impacted by the favorable settlement of outstanding obligations in several tax jurisdictions. The 1996 effective tax rate was favorably impacted by the reversal of $1,000 of valuation allowance related to net operating losses previously incurred by the Company's Canadian operations. During 1996, the Company was able to utilize these net operating loss carryforwards to offset current taxable income. As a result, the related valuation allowance was no longer required and so was reduced. The various elements of the tax provision for both 1995 and 1996 are more fully explained in Note 13.

  Equity income, which consists primarily of True North's share of European operations, was $18,286 in 1996 compared to $9,165 in 1995. 1995 equity income was depressed by the first quarter 1995 Italian restructuring provision of $7,034. The fourth quarter of 1996 was benefited by the true-up of Italian restructuring reserves as the Italian operations of the joint venture were able to negotiate more favorable settlements on leases and other actions than previously anticipated. This reserve true-up resulted in a one-time increase in 1996 earnings of $5,759. Actual operating results for Europe were down $3,862 primarily due to revenue declines and resultant severance actions taken at several of the joint venture's German locations and also to the strengthening of the U.S. dollar against European currencies.

RESULTS OF OPERATIONS--1995 COMPARED TO 1994

  Revenues from True North's consolidated operations increased 8.8% from $403,690 in 1994 to $439,053 in 1995. U.S. revenues increased 5.6% to $323,921 and foreign revenues increased 18.8% to $115,132. Excluding the impact of acquisitions, consolidated revenues would have increased 3.2%.

  During 1995, True North acquired the R/GA Digital Media Group and several advertising agencies in North America, Latin America and the Pacific Rim. These acquisitions contributed $22,333 and $3,628 to the Company's 1995 revenues and pretax income, respectively.

  The 1995 percentage increases in salaries and employee benefit expenses and office and general expenses were higher than the percentage increase in consolidated revenues due to the following:

  . During 1995, True North continued to build its competency in technology by staffing new TN Technologies units in its offices and through the acquisition of R/GA. The salaries and employee benefit expense to revenue ratio for these units is higher than levels typical of the Company's established advertising agencies.

  . During 1995, True North embarked upon an aggressive program to upgrade the staffing of its offices in the Asia-Pacific region. True North believes that this region has the greatest opportunity for growth over the next several years compared to other areas of the world. As a result, 1995 salaries and employee benefits expense include higher than normal severance charges as the Company changed personnel and invested in new management in several of its offices in this region.

  . The rate of increase in office and general expense reflects the Company's commitment to developing state of the art proprietary digital technology to design and produce all forms of advertising. True North will continue to invest in its TN Technologies units to maintain its competitive edge.

  . Office and general expenses in 1995 were favorably impacted by the reduction of $1,100 of accruals established in prior years which were no longer deemed to be necessary.

  The provision for doubtful accounts was a credit of $290 in 1995 due to the favorable settlement of a $600 trade receivable which had previously been fully reserved.

  As more fully explained in Note 14, True North recorded a pretax charge of $10,185 in the first quarter of 1995 related to the closure of an FCB operation in the Pacific region and to accrue for charges related to its disputes with Publicis. The majority of this amount was paid in 1995. The remainder was paid in 1996.

  The increase in interest expense between years is due to higher average borrowings in 1995 as well as higher average interest rates.

  The decline in other income, which in 1995 primarily represents interest income, is due to the fact that in 1994 other income includes gains recorded on investments in an interest rate swap and the common stock of a publicly held British public relations agency. These gains are more fully explained in Note 2.

  The effective tax rate was 25.1% in 1995 compared to 44.6% in 1994. During 1995, the Company settled outstanding obligations in several tax jurisdictions on a favorable basis. As a result, True North recorded a reversal of tax reserves amounting to $6,214 in 1995. The various elements of the tax provision for both 1994 and 1995 are more fully explained in Note 13.

  Equity income, which consists primarily of True North's share of European operations, was $9,165 in 1995 compared to $10,203 in 1994. In the first quarter of 1995, Publicis.FCB Europe recorded a charge related to the previously disclosed restructuring of its Italian operations. The restructuring was substantially completed in 1996. True North's share of this charge, which is reflected as a reduction of equity income, was $7,034. Equity income also includes a reversal of a previously established estimation reserve related to the Company's European investment amounting to $1,306. Excluding these one-time items, True North's share of European operations increased by approximately $4,700 between years: $1,500 of this improvement was due to favorable currency exchange rates in 1995 as compared to 1994, and the remainder of this improvement was due to improvements in the operating results of its Swiss, British and French operating units.

LIQUIDITY AND CAPITAL RESOURCES

  Cash flows from operating activities have historically represented the Company's primary source of funding for investment activities. Over the past five years True North has emphasized the timely collection of accounts receivable and the careful management of its accounts receivable to accounts payable ratio, resulting in an optimum accounts receivable to accounts payable ratio at the end of 1994. During 1995 and 1996, True North experienced a shift in client spending from media to production work. Media costs are typically billed to and collected from clients before payment is due to the media. In general, production work requires that the agency incur and pay costs that it can bill to its clients once the related work is completed. As a result of this shift in client spending patterns, over the last two years True North's accounts receivable to accounts payable ratio increased as did its investment in expenditures billable to clients, resulting in lower cash flows from operating activities. True North continues to review its billing and payment procedures and believes that this change in client spending patterns will not result in further significant increases in its accounts receivable to accounts payable ratio.

  The pace of True North's investment spending continues to grow as the Company has focused its efforts in two areas:

  . Capital expenditures--the 1995 increase in capital expenditures was driven by the relocation of True North's New York office and by the Company's efforts to maintain its competitive edge in providing digital marketing services. As anticipated, capital expenditures in 1996 declined by $9,474 from 1995 levels because the New York office move was completed in 1995. In the future the Company anticipates that capital expenditures will be at levels comparable to 1996 (capital spending for 1996 was $17,695) due to True North's commitment to maintain its competitive edge in providing digital marketing services. True North had no material commitments for capital expenditures at December 31, 1996.

  . Purchase of subsidiaries and interests in affiliated companies--True North continues to contemplate strategic acquisitions to enhance its worldwide network. During the past three years, True North completed the acquisition of several agencies in North America, Latin America and the Pacific rim. These acquisitions were financed through a combination of existing cash balances and the issuance of short-term borrowings. As discussed in Note 16, on December 31, 1996 True North acquired a 64% interest in Modem Media in exchange for 1,121 shares of its common stock, a 36% interest in the assets and operations of TN Technologies Inc., and a contingent obligation to pay $16 million in cash and $4 million in True North common stock in the event that TN Technologies Holding Inc. (the combined operations of Modem Media and TN Technologies Inc.) is able to complete an initial public offering of its common stock. Future acquisitions may be financed through a combination of cash from existing operations, and the issuance of stock and long-term borrowings.

  True North liquidated the majority of its marketable securities portfolio during 1995 and issued short-term borrowings during 1995 and 1996 to finance its investment activities. In addition, as described in Note 6, it improved its access to long-term financing by entering into a $90 million Revolving Credit Agreement during 1995 and a $25 million three year term loan during 1996. As further discussed in Note 6, at December 31, 1996 True North had committed available lines of credit under its Revolving Credit Agreement in the amount of $90,000. In addition, the Company had available at various banks uncommitted lines of credit aggregating approximately $118,688 at December 31, 1996, of which $38,990 was unused.

  True North has paid cash dividends at an annual rate of $.60 per share over the past nine years. Determination of the payment of dividends is made by the Company's Board of Directors on a quarterly basis. True North anticipates that its cash flow from operations will be adequate to continue payment of dividends at similar levels in 1997.

PUBLICIS RELATIONSHIP

  As previously disclosed, during 1996 True North continued to negotiate a resolution to its outstanding disputes with Publicis, its partner in their European joint venture. These negotiations continued until mid-February 1997.

  On February 19, 1997, True North and Publicis announced an amicable settlement of their disputes through the signing of a Memorandum of Agreement (the "MOA"). The intent of this document is to establish a new legal and business relationship between the parties so that all disputes between the parties are resolved and each is free to create its own separate, independent agency network. A copy of this document is filed as an exhibit to True North's 1996 Form 10-K.

  Pursuant to the MOA, Publicis has agreed to transfer its ownership of certain agencies in France, the United Kingdom, Portugal and Greece to True North. In exchange, True North has agreed to exchange its 49% interest in the joint venture for a 26.5% ownership in an newly structured and larger Publicis (which will, by the terms of the MOA, own 100% of the remaining agencies of the joint venture). In addition, subject to terms to be agreed at a later date, True North has agreed to offer to sell to Publicis its ownership in certain of its second brand agencies in South Africa and Germany, at least a controlling interest in certain of its second brand agencies in Australia and New Zealand, and to use its best efforts to assist Publicis in its efforts to establish agencies in Thailand, India and Argentina.

  The MOA contains certain terms intended to provide True North with a means of selling its resulting equity interest in Publicis either in a public offering or based upon appraised market values and other specified formulas contained in the MOA. Under the terms of the MOA, Publicis has agreed to use its best efforts to cause its common stock to be listed on a major European stock exchange by no later than December 31, 1998.

  The MOA also contains certain provisions addressing several other issues including, but not limited to: the termination of all adversarial proceedings by both parties upon execution of a final definitive agreement referred to below; the use and ownership of each agency's brandnames by the respective parties; the payment of certain past and future costs incurred by each party to service the clients of the other party; agreement to continue servicing clients in markets where one party, but not the other, has established an office; and, provisions related to the exchange of financial and other information.

  Although the MOA provides that it is legally binding, it recognizes that certain transactions and other provisions and terms contemplated in the MOA will require execution of final definitive documents.

  Income derived for its shareholdings in Publicis and the European joint venture have represented a significant percentage of True North's net income in recent years. The terms and provisions of the MOA are designed to minimize the impact on ongoing earnings from operations of either party. True North believes that, if all of the transactions contemplated by the MOA occur, the earnings impact on its ongoing operations will not be material. In addition, based upon internally developed valuations of the various operations and investments which True North will acquire or sell under the terms of the MOA, the Company believes that the consummation of all of these transactions will not result in a material gain or loss except for possible tax consequences discussed below.

However, the ultimate gain or loss recorded on these transactions will be determined based upon the results of definitive valuation studies performed by independent valuation experts. In addition, because the MOA contemplates the restructuring of the legal investments of parties which are subject to different tax jurisdictions it is impossible to predict, with any degree of certainty, the potential tax consequences of these transactions because the actual legal form of the transactions will be determined by the execution of the final definitive documents referred to above. Even so, based upon preliminary analysis of these transactions, True North believes that it may record a material charge to its 1997 earnings related to tax payments arising from the consummation of these transactions. True North also believes that these tax consequences will not be material to its consolidated financial position.


                   INCLUSION OF FORWARD-LOOKING INFORMATION

  Certain statements under the captions "About True North" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of Section 21E(i)(1) of the Exchange Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results of the Company to be materially different from any future results expressed or implied by these statements. Such factors include, among other things, the following: general economic and business conditions, changes in demand for the Company's services, changes in competition, the ability of the Company to integrate acquisitions or complete future acquisitions, interest rate fluctuations, dependence upon and availability of qualified personnel, and changes in governmental regulation. In light of these and other uncertainties, the forward-looking statements included in this document should not be regarded as a representation by the Company that the Company's plans and objectives will be achieved.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS
                      (IN 000'S, EXCEPT PER SHARE AMOUNTS)

                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1994      1995      1996
                                                  --------  --------  --------
Revenues......................................... $403,690  $439,053  $493,050
Costs and Expenses:
  Salaries and employee benefits................. $248,955  $280,619  $318,539
  Office and general expenses....................  116,903   128,459   150,115
  Provision for doubtful accounts................      781      (290)      625
  Unusual transactions...........................      --     10,185     1,356
  Interest expense...............................    7,027     8,087     8,585
  Other (income) expense, net....................   (5,972)   (2,758)   (5,384)
                                                  --------  --------  --------
                                                  $367,694  $424,302  $473,836
                                                  --------  --------  --------
Income before Provision for Income Taxes......... $ 35,996  $ 14,751  $ 19,214
Provision for Federal, Foreign and State Income
 Taxes...........................................   16,068     3,705     9,697
                                                  --------  --------  --------
                                                  $ 19,928  $ 11,046  $  9,517
Minority Interest Income (Expense)...............      146      (558)       31
Equity in Net Earnings of Affiliated Companies...   10,203     9,165    18,286
                                                  --------  --------  --------
Net Income....................................... $ 30,277  $ 19,653  $ 27,834
                                                  ========  ========  ========
Net Income Per Share............................. $   1.34  $    .87  $   1.20
                                                  ========  ========  ========
Weighted Average Number of Common and Common
 Equivalent Shares Outstanding...................   22,678    22,542    23,254
                                                  ========  ========  ========


        The accompanying notes are an integral part of these statements.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (IN 000'S, EXCEPT PER SHARE AMOUNTS)

                                                              DECEMBER 31,
                                                            ------------------
                          ASSETS                              1995      1996
                          ------                            --------  --------
Current Assets:
  Cash..................................................... $ 48,408  $ 45,946
  Short-term investments and marketable securities.........    8,573    11,050
  Accounts receivable, net of reserve for doubtful accounts
   of $4,657 in 1995 and $4,956 in 1996....................  333,038   402,786
  Other current assets.....................................   39,970    44,464
                                                            --------  --------
                                                            $429,989  $504,246
                                                            --------  --------
Property and Equipment:
  Land and buildings....................................... $    443  $    412
  Leasehold improvements...................................   37,872    38,447
  Furniture and equipment..................................   99,809   120,238
                                                            --------  --------
                                                            $138,124  $159,097
  Less--Accumulated depreciation and amortization..........  (83,498)  (97,728)
                                                            --------  --------
                                                            $ 54,626  $ 61,369
                                                            --------  --------
Other Assets:
  Goodwill, net of accumulated amortization of $28,702 in
   1995 and $34,149 in 1996................................ $ 84,934  $151,640
  Investment in affiliated companies.......................  187,456   202,397
  Other assets.............................................    9,097    13,008
                                                            --------  --------
                                                            $281,487  $367,045
                                                            --------  --------
                                                            $766,102  $932,660
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
Current Liabilities:
  Accounts payable......................................... $371,767  $417,054
  Short-term bank borrowings...............................   49,982    79,698
  Liability for federal and foreign taxes on income........    1,810     2,312
  Current portion of long-term debt........................      199       270
  Accrued expenses.........................................   52,734    53,857
                                                            --------  --------
                                                            $476,492  $553,191
                                                            --------  --------
Noncurrent Liabilities:
  Long-term debt........................................... $  5,402  $ 31,513
  Liability for deferred compensation......................   36,538    44,501
  Other noncurrent liabilities.............................   25,576    37,727
  Obligation to Modem Media partners.......................      --     24,387
                                                            --------  --------
                                                            $ 67,516  $138,128
                                                            --------  --------
Stockholders' Equity:
  Preferred stock, $1.00 par value, authorized 100 shares,
   none issued............................................. $    --   $    --
  Common stock, 33 1/3c par value, authorized 50,000
   shares, issued 23,490 in 1995 and 23,872 in 1996........    7,830     7,957
  Paid-in capital..........................................  116,483   123,740
  Retained earnings........................................  105,800   119,399
  Less--Treasury stock, at cost: 128 shares in 1995; 204 in
   1996....................................................   (2,661)   (4,553)
  Cumulative translation adjustment........................   (5,358)   (5,202)
                                                            --------  --------
                                                            $222,094  $241,341
                                                            --------  --------
                                                            $766,102  $932,660
                                                            ========  ========

        The accompanying notes are an integral part of these statements.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (IN 000'S)

                                                                    CUMULATIVE
                               COMMON PAID-IN   RETAINED  TREASURY  TRANSLATION
                               STOCK  CAPITAL   EARNINGS   STOCK    ADJUSTMENT
                               ------ --------  --------  --------  -----------
Balance at December 31, 1993.. $7,768 $114,641  $ 83,729  $ (1,021)   $(5,087)
  Net income..................    --       --     30,277       --         --
  Dividends...................    --       --    (13,995)      --         --
  Common stock issued for
   stock options..............     62    2,018       --        336        --
  Common stock purchased by
   Stock Purchase Plan........    --     1,033       --      3,306        --
  Treasury stock purchased....    --       --        --    (16,281)       --
  Other common stock
   issuances..................    --       101       --          7        --
  Translation adjustment......    --       --        --        --         863
                               ------ --------  --------  --------    -------
Balance at December 31, 1994.. $7,830 $117,793  $100,011  $(13,653)   $(4,224)
  Net income..................    --       --     19,653       --         --
  Dividends...................    --       --    (13,864)      --         --
  Common stock issued for
   stock options..............    --      (369)      --      1,301        --
  Common stock purchased by
   Stock Purchase Plan........    --      (941)      --      9,948        --
  Treasury stock purchased....    --       --        --       (257)       --
  Other common stock
   issuances..................    --       --        --        --         --
  Translation adjustment......    --       --        --        --      (1,134)
                               ------ --------  --------  --------    -------
Balance at December 31, 1995.. $7,830 $116,483  $105,800  $ (2,661)   $(5,358)
  Net income..................    --       --     27,834       --         --
  Dividends...................    --       --    (14,235)      --         --
  Common stock issued for
   stock options..............     59    2,165       --        859        --
  Common stock purchased by
   Stock Purchase Plan........     68    5,092       --      3,273        --
  Treasury stock purchased....    --       --        --     (6,024)       --
  Translation adjustment......    --       --        --        --         156
                               ------ --------  --------  --------    -------
Balance at December 31, 1996.. $7,957 $123,740  $119,399  $ (4,553)   $(5,202)
                               ====== ========  ========  ========    =======

        The accompanying notes are an integral part of these statements.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN 000'S)

                                                    YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1994      1995      1996
                                                   --------  --------  --------
CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES:
  Net income.....................................  $ 30,277  $ 19,653  $ 27,834
  Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
    Gain on sale of assets.......................       --        --     (5,800)
    Provision for doubtful accounts..............       781      (290)      625
    Depreciation and amortization................    14,883    17,783    18,976
    Unrealized (gain) loss on Shandwick
     investment..................................    (1,877)      424    (1,440)
    Deferred compensation expense................     2,794     4,030     7,963
    Deferred income taxes........................        26    (4,583)   (1,935)
    Equity earnings of affiliates................   (10,203)   (9,165)  (18,286)
    Decrease (increase) in accounts receivable...   (19,498)  (56,897)  (53,338)
    Increase (decrease) in accounts payable......    51,232    43,185    15,794
    Decrease (increase) in other current assets..     2,494   (10,156)   (1,387)
    Increase (decrease) in accrued expenses......     2,313    (6,559)    8,889
    Dividends received from affiliated companies.     1,890     6,321     3,044
    Other........................................       741     5,721    (1,730)
                                                   --------  --------  --------
                                                   $ 75,853  $  9,467  $   (791)
                                                   --------  --------  --------
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Decrease (increase) in short-term investments
   and marketable securities.....................  $(11,452) $ 43,468  $   (661)
  Increase (decrease) in liability for cash
   overdrafts....................................      (764)    1,793     6,061
  Increase (decrease) in short-term bank
   borrowings....................................     2,794    42,118    29,716
  Additions to long-term debt....................        34       --     25,264
  Repayments of long-term debt...................   (25,904)   (5,393)      --
  Common stock purchased by Stock Purchase Plan..     4,339     9,007     8,433
  Stock option exercises.........................     2,416       932     3,083
  Cash dividends paid............................   (13,995)  (13,864)  (14,235)
  Common stock purchased for treasury............   (16,281)     (257)   (6,024)
                                                   --------  --------  --------
                                                   $(58,813) $ 77,804  $ 51,637
                                                   --------  --------  --------
CASH PROVIDED BY (USED FOR) INVESTMENT
 ACTIVITIES:
  Purchase of interest in affiliated companies...  $   (304) $ (8,114) $   (728)
  Capital expenditures...........................    (9,716)  (27,169)  (17,695)
  Purchase of subsidiaries.......................    (8,533)  (28,178)  (34,885)
                                                   --------  --------  --------
                                                   $(18,553) $(63,461) $(53,308)
                                                   --------  --------  --------
Increase (decrease) in cash......................    (1,513)   23,810    (2,462)
Balance at beginning of year.....................    26,111    24,598    48,408
                                                   --------  --------  --------
Balance at end of year...........................  $ 24,598  $ 48,408   $45,946
                                                   ========  ========  ========

        The accompanying notes are an integral part of these statements.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (AMOUNTS IN 000'S, EXCEPT PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Operations--The Company (True North) is a global advertising and communications business. Pages 1 and 2 of this Annual Report contain a more comprehensive discussion of the nature of True North's operations.

  Principles of Consolidation--The consolidated financial statements include the accounts of the Company and all wholly owned and majority-owned subsidiaries. The Company uses the equity method of accounting to record its investments in 20% to 49% owned affiliated companies.

  Use of Estimates--The preparation of these financial statements required the use of certain estimates by management in determining the Company's assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

  Income Recognition--True North records revenue when media placements appear and production costs are billable. Salaries and other agency costs are charged to expense at the time incurred.

  Property and Depreciation--True North computes depreciation principally using the straight line method over the estimated useful life of the related asset. The Company amortizes leasehold improvements over the lesser of the estimated useful life of the asset or the life of the lease.

  Income Taxes--Effective January 1, 1992, True North adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes".

  At December 31, 1996, unremitted earnings of foreign subsidiaries and affiliated companies were approximately $99,225. The Company does not provide deferred taxes on these earnings because it permanently reinvests such earnings in these operations.

  Goodwill--True North amortizes goodwill over periods from ten to forty years. Periodically, the Company reviews and, if necessary, adjusts the carrying value for goodwill based upon current facts and circumstances and its best estimate of undiscounted future operating earnings of the related business. Amortization of goodwill, including goodwill of affiliated companies, amounted to $5,422 in 1994, $6,336 in 1995, and $7,568 in 1996.

  Stock Split--On February 17, 1995, the Company paid a 100% stock dividend to stockholders of record as of January 6, 1995. All per share and share data in the accompanying financial statements and footnotes have been adjusted to give effect to this stock dividend.

  Earnings Per Share--Earnings per share are computed using the weighted average number of common shares outstanding during the year. The computation also reflects the potential issuance of shares under True North's stock option plans.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES

2. SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

  The Company's current investment portfolio consists of short-term investments (principally time deposits and money-market funds) and marketable securities. At December 31, 1995 and 1996, short-term investments and marketable securities were:

                                                                  1995   1996
                                                                 ------ -------
      Short-term investments.................................... $5,101 $ 6,556
      5% investment in Shandwick, plc...........................  3,472   4,494
                                                                 ------ -------
                                                                 $8,573 $11,050
                                                                 ====== =======

  During 1994, the Company converted its non-marketable preferred stock investment in Shandwick, plc, a publicly-held global public relations company, to common shares of this company. Management designated its investment in the common shares of Shandwick, plc as "trading securities". In accordance with the provisions of SFAS No. 115, "Accounting for Certain Debt Investments in Debt and Equity Securities", this investment was reclassified to short-term investments and marketable securities and gains of $1,877 and $1,440 in 1994 and 1996 and a loss of $424 in 1995 were recorded to reflect this investment at quoted market value at each year-end.

  During 1993, True North entered into an interest rate swap contract with a bank which became effective in June 1994. Under this arrangement, the Company receives LIBOR and pays a fixed rate of 6.1% on a notional amount of $25,000 from June 1994 to June 1999. Because this interest rate swap contract did not operate as an interest rate hedge against the Company's debt at December 31, 1994, the Company recorded a gain of $1,600 on this instrument to record its fair market value at that date. During 1995, the Company designated this financial instrument as a hedge against $25,000 of its borrowings. As a result, the recorded value of this financial instrument was reclassified to other assets and is being amortized as an element of interest expense over the remaining life of the contract. At December 31, 1996, the carrying and fair market values of this investment were $538 and $(134), respectively.

3. OTHER CURRENT ASSETS

  At December 31, 1995 and 1996, other current assets consisted of:

                                                                 1995    1996
                                                                ------- -------
      Expenditures billable to clients......................... $28,362 $31,573
      Prepaid expenses.........................................  11,608  12,891
                                                                ------- -------
                                                                $39,970 $44,464
                                                                ======= =======

4. INVESTMENT IN AFFILIATED COMPANIES

  The Company's investment in affiliated companies consists of:

                                                                1995     1996
                                                              -------- --------
      21% interest in Publicis Communication................. $ 73,179 $ 76,495
      49% interest in Publicis.FCB B.V.......................  103,247  114,861
      Other..................................................   11,030   11,041
                                                              -------- --------
                                                              $187,456 $202,397
                                                              ======== ========

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES

  Summarized financial information for affiliated companies is as follows:

                                                                 1995     1996
                                                               -------- --------
      Current assets.......................................... $888,358 $898,847
      Noncurrent assets.......................................  226,779  216,964
      Current liabilities.....................................  808,996  791,672
      Long-term debt..........................................       24       16
      Other noncurrent liabilities............................   82,774   86,136
      Shareholders' equity....................................  223,343  237,987
      Revenues................................................  617,111  626,584
      Pretax income...........................................   62,670   73,212
      Net income..............................................   28,945   39,915

  The Company's equity in the net tangible assets of these affiliated companies was $123,692 at December 31, 1995 and $132,280 at December 31, 1996.

  Publicis Conseil, a French advertising agency, is jointly owned by Publicis Communication (80%) and Publicis.FCB B.V. (20%). Publicis Conseil had total assets of $411,984 and $397,982 at December 31, 1995 and 1996, and total net income of $10,913, $14,307 and $12,799 for the years ended December 31, 1994, 1995, and 1996. True North's total investment in Publicis Conseil was approximately 3% of its assets at December 31, 1995 and 1996. True North's share of the net earnings of Publicis Conseil was $2,959, $3,310 and $3,275 in 1994, 1995, and 1996.

5. ACCOUNTS PAYABLE

  Accounts payable includes the liability for cash overdrafts which represents checks outstanding in excess of balances maintained at the respective banks. The liability for cash overdrafts was $35,042 and $44,856 at December 31, 1995 and 1996, respectively.

6. SHORT-TERM BANK BORROWINGS AND LONG-TERM DEBT

  Short-term bank borrowings consist principally of amounts borrowed under domestic and international bank overdraft facilities, lines of credit and multicurrency credit arrangements. Average aggregate short-term borrowings were $50,381 in 1995 and $71,122 in 1996, and the maximum amount outstanding was $89,138 in 1995 and $124,558 in 1996. The weighted average interest rate for short-term borrowings was 5.6%, 7.0% and 6.4% in 1994, 1995 and 1996, respectively.

  On December 21, 1995 the Company entered into a Revolving Credit Agreement totaling $90,000 with several banks. This agreement, which expires on December 21, 1998, provides that True North may obtain loans bearing interest at a bid rate (LIBOR or Fixed), a Reference Rate, or the Eurodollar rate plus a spread, and requires a facility fee of .175% to .300%, depending upon the Company's financial performance. During 1995, there were no borrowings under this agreement. During 1996, the Company borrowed $12,000 under this agreement for a six month period. These borrowings were repaid prior to December 31, 1996.

  On May 24, 1996 the Company entered into a $25 million three year term loan with two of its banks. The interest rate on this loan is fixed at 6.87%.

  In addition to these agreements, the Company had available at various banks uncommitted lines of credit aggregating approximately $118,688 at December 31, 1996, of which $38,990 was unused. These other lines of credit are subject to annual renewal and may be withdrawn at the option of the various banks. There are no commitment fees or compensating balance requirements under these arrangements. Interest rates are negotiated at the time of each borrowing.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES

  Long-term debt consists of:

                                                                 1995    1996
                                                                ------  -------
      Three Year Term Loan..................................... $  --   $25,000
      Other notes and obligations..............................  5,601    6,783
                                                                ------  -------
                                                                $5,601  $31,783
      Less portions due within one year........................   (199)    (270)
                                                                ------  -------
                                                                $5,402  $31,513
                                                                ======  =======

  Scheduled maturities of long-term debt are $270, $6,513, and $25,000 in 1997, 1998, and 1999, respectively.

  The long-term debt agreements and Revolving Credit Agreement contain various restrictive covenants and conditions which include, but are not limited to:

  . The Company must maintain a minimum net worth of $165,000, plus 50% of Adjusted Net Income (as defined) from June 30, 1995, a current ratio of at least .75, an indebtedness (as defined) to capitalization ratio of no greater than .4, and a fixed charge coverage ratio of at least 1.5.

  At December 31, 1996, the Company was in compliance with all covenants and conditions related to these agreements.

  At December 31, 1996, the Company estimates that the market value of its debt is not materially different from its financial statement carrying value. The fair value of this debt was estimated using quoted market prices or discounted future cash flows.

7. CONTINGENCIES

  True North is a party to several lawsuits incidental to its business. It is not possible at the present time to estimate the ultimate liability, if any, of the Company with respect to such litigation; however, management believes that any ultimate liability will not be material in relation to the Company's consolidated results of operations or financial position.

8. STOCK-BASED COMPENSATION PLANS

  The Company has established various stock option plans for officers and key employees. These plans provide for the issuance of options to purchase common shares at fair market value on the date of grant. Options vest immediately, or after three or five years and expire after ten years. The Company may grant options for up to 3,807 shares under these plans. The Company has granted options on 3,343 shares through December 31, 1996.

  The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for stock options awarded under these plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                                  1995    1996
                                                                 ------- -------
      Net Income:  As Reported.................................  $19,653 $27,834
                   Pro Forma...................................  $19,164 $26,780
      Primary EPS: As Reported.................................      .87    1.20
                   Pro Forma...................................      .85    1.15

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES

  Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

  A summary of the status of the Company's stock option plans at December 31, 1994, 1995 and 1996 and changes during the years then ended is presented in the following table and narrative:

                                     1994             1995             1996
                                ---------------- ---------------- ----------------
                                        WEIGHTED         WEIGHTED         WEIGHTED
                                        AVERAGE          AVERAGE          AVERAGE
                                        EXERCISE         EXERCISE         EXERCISE
                                SHARES   PRICE   SHARES   PRICE   SHARES   PRICE
                                ------  -------- ------  -------- ------  --------
Outstanding at beginning of
 year.......................... 1,659    $13.38  2,033    $16.37  2,592    $17.19
Granted........................   651     22.57    759     19.09    632     19.49
Exercised......................  (202)    11.95    (62)    12.07   (205)    13.39
Forfeited......................   (75)    15.93   (138)    17.85   (169)    19.33
                                -----            -----            -----
Outstanding at end of year..... 2,033    $16.37  2,592    $17.19  2,850    $17.85
                                =====    ======  =====    ======  =====    ======
Exercisable at end of year.....   684    $12.87    959    $14.46  1,241    $16.14
                                =====    ======  =====    ======  =====    ======
Weighted average fair value of
 options granted...............                           $ 6.41           $ 5.79
                                                          ======           ======

  1,223 of the 2,850 options outstanding at December 31, 1996 have exercise prices between $9.44 and $19.13, with a weighted average exercise price of $14.41 and a weighted average remaining contractual life of 5.22 years. 885 of these options are exercisable. The remaining 1,627 options have exercise prices between $19.25 and $25.38, with a weighted average price of $20.42 and a weighted average remaining contractual life of 8.36 years. 356 of these options are exercisable.

  The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for 1995 and 1996: risk-free interest rates of 7.18% and 5.67%; expected dividend yields of 2.9%; expected life of 10 years; and expected volatility of 22.9% and 23.9%.

9. SHAREHOLDERS' RIGHTS PLAN

  True North has a Shareholders' Rights Plan that is designed to protect shareholders from unfair or coercive takeover practices. Under this plan, one preferred stock purchase right exists for each outstanding share of common stock. The rights, which expire in November 1998, are exercisable only if a person or group (excluding True North) acquires 20% (25% in the case of Publicis Communication and its affiliates) or more of True North's common stock or announces a tender offer which would result in ownership of 30% or more of True North's common stock. Each right entitles the holder to purchase 1/2,000 of a share of Series A Junior Participating Preferred Stock ("preferred stock") of the Company at a purchase price of $42.50, subject to adjustment under certain conditions. At December 31, 1996, 30 shares of the True North's unissued preferred stock were reserved for issuance upon exercise of these rights.

  Subject to certain conditions and limitations, in the event that True North is acquired by a person or group, these rights (which have not otherwise been exercised to acquire True North's preferred stock) entitle the holder to acquire the common stock of the surviving entity at approximately 50% of fair market value.

  The Board of Directors has the flexibility to (i) redeem outstanding rights at a rate of $.005 per right, (ii) adjust the thresholds at which these rights become exercisable, and, (iii) exclude other persons or groups from triggering the exercisability of these rights.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES

10. DISTRIBUTION OF EARNINGS AND ASSETS

  Information about the Company's operations in different geographic areas for 1994, 1995 and 1996 is as follows:

                                                    1994      1995      1996
                                                  --------  --------  --------
      Revenues:
        U.S...................................... $306,737  $323,921  $373,058
        Foreign..................................   96,953   115,132   119,992
                                                  --------  --------  --------
                                                  $403,690  $439,053  $493,050
                                                  ========  ========  ========
      Income (Loss) before Provision for Taxes:
        U.S...................................... $ 40,018  $ 23,441  $ 26,195
        Foreign..................................   (4,022)   (8,690)   (6,981)
                                                  --------  --------  --------
                                                  $ 35,996  $ 14,751  $ 19,214
                                                  ========  ========  ========
      Net Income:
        U.S...................................... $ 23,236  $ 18,468  $ 16,007
        Foreign..................................    7,041     1,185    11,827
                                                  --------  --------  --------
                                                  $ 30,277  $ 19,653  $ 27,834
                                                  ========  ========  ========
      Identifiable Assets:
        U.S...................................... $343,464  $395,676  $492,188
        Foreign..................................  330,280   370,426   440,472
                                                  --------  --------  --------
                                                  $673,744  $766,102  $932,660
                                                  ========  ========  ========

11. RETIREMENT AND OTHER EMPLOYEE BENEFIT PLANS

  True North and participating U.S. subsidiaries have a profit sharing plan, a supplemental pension plan, and a stock purchase plan.

  The profit sharing and supplemental pension plans are integrated to provide, for employees who retire at age 65 with 30 or more years of service, annual retirement benefits of 45% of the highest five-year average compensation during their last ten years of full-time employment. Under the integration formula, the profit sharing plan provides the principal funding for employee retirement benefits. If a retiring employee's profit sharing balance is not sufficient to fund the minimum benefit described above, the pension plan provides the necessary supplemental funding to bring the total benefit up to the level guaranteed by the plans.

  True North's annual contribution to the profit sharing plan is based upon income, as defined in the plan, but may not exceed the amount permitted as deductible expense under the Internal Revenue Code. Under the stock purchase plan, True North matches 50% of employee contributions up to the individual employee limits deductible under the Internal Revenue Code. The combined profit sharing and stock purchase plan provisions were $10,660 in 1994, $9,264 in 1995, and $8,007 in 1996.

  Net pension costs for the supplemental pension plan for 1994, 1995, and 1996 included the following components:

                                                               1994  1995  1996
                                                               ----  ----  ----
      Service cost--benefits earned during the year........... $104  $110  $152
      Interest cost on projected benefit obligation...........  216   212   190
      Actual return on plan assets............................ (143) (121) (150)
      Net amortization and deferral...........................   38    40    39
                                                               ----  ----  ----
      Total pension cost...................................... $215  $241  $231
                                                               ====  ====  ====

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES

  The following table sets forth the funded status and amounts recognized for the supplemental pension plan at December 31, 1995 and 1996:
1996 is as follows:

                                                                         1995          1996
                                                                        ------        ------
Actuarial present value of benefit obligations
  Vested benefits                                                       $2,180        $2,063
  Nonvested benefits                                                       356           161
  Additional amounts related to projected wage increases                   180           460
                                                                        ------        ------
Actuarial present value of projected benefit obligation                 $2,716        $2,684

Plan assets at fair value                                                1,582         1,818

Projected benefit obligation in excess of plan assets                   $1,134        $  866

Unrecognized prior service cost                                            367           338
Unrecognized net loss                                                      292            57
Unrecognized net transition obligation                                     127           116
                                                                        ------        ------
Accrued periodic pension cost                                           $  932        $  469
                                                                        ======        ======

  A salary increase rate of 6% and an investment return rate of 8% were used in 1994, 1995, and 1996. Discount rates of 8%, 8%, and 7.25%, were used in 1994,
1995, and 1996, respectively.

  The Company has entered into agreements whereby certain employee directors and other employees are or will be eligible for part-time employment and/or deferred compensation upon retirement from full-time employment. The provisions for these agreements, which are charged to income over the employment period of these individuals, were $5,949 in 1994, $6,913 in 1995, and $5,321 in 1996.

  True North provides limited postretirement medical and life insurance benefits to employees who retire with at least ten years of service prior to age 65. Prior to January 1, 1993, the Company accounted for such benefits on the cash basis. In 1993, the company adopted the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", on a prospective basis. Under this method, the Company is amortizing the actuarial present value of the accumulated postretirement benefit obligation at January 1, 1993 over a twenty year period. In addition, the Company provides for current year service costs, interest costs and actuarially determined plan gains and losses.

  The components of expense for these postretirement benefits for 1994, 1995, and 1996 are as follows:

                                                                 1994 1995 1996
                                                                 ---- ---- ----
      Service cost (benefits earned during the year)............ $353 $294 $292
      Interest costs on accumulated postretirement benefit
       obligation...............................................  321  372  302
      Net amortization and deferral.............................  247  147   84
                                                                 ---- ---- ----
                                                                 $921 $813 $678
                                                                 ==== ==== ====

  The following table sets forth the funded status and amounts recognized for True North's postretirement benefit plans in its consolidated balance sheet at December 31, 1995 and 1996:

                                                                 1995    1996
                                                                ------  ------
      Accumulated postretirement benefit obligation
        Retirees............................................... $1,494  $1,324
        Fully eligible active participants.....................    498   1,902
        Other active plan participants.........................  1,860     874
                                                                ------  ------
        Total accumulated postretirement benefit obligation.... $3,852  $4,100
      Plan assets at fair value................................    --      --
                                                                ------  ------
      Accumulated postretirement benefit obligation in excess
       of plan assets.......................................... $3,852  $4,100
      Unrecognized net transition obligation................... (4,205) (3,958)
      Unrecognized net gain....................................  2,743   2,944
                                                                ------  ------
      Accrued postretirement benefit cost...................... $2,390  $3,086
                                                                ======  ======

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES

  A discount rate of 7%, 8.5%, and 8% was used in 1994, 1995 and 1996, respectively. The rate of increase in covered medical benefits used to determine accumulated postretirement benefits was 12% in 1994, 11% in 1995, and 10% in 1996. This rate is assumed to decrease by 1% per annum to 6% in 2000 and remain constant thereafter. The medical benefits cost trend rate assumption does not have a significant effect on the amounts reported. For example, a 1% increase in the medical benefits cost trend rate would increase the accumulated postretirement benefit obligation at December 31, 1996 by $360 and 1996 expense by $76.

12. LEASE OBLIGATIONS

  True North leases substantially all of its office facilities under operating leases. Net rental expense on these leases was $40,219 in 1994, $40,279 in 1995 and $43,897 in 1996, after deducting sublease income of $6,476, $12,571, and $12,494, respectively.

  At December 31, 1996, the future minimum rental obligations for these leases (net of sublease income of approximately $65,872) is as follows:

           YEAR                                       AMOUNT
           ----                                      --------
           1997..................................... $ 34,015
           1998.....................................   32,092
           1999.....................................   26,259
           2000.....................................   23,691
           2001.....................................   21,970
           Thereafter...............................  135,980

13. FEDERAL, FOREIGN AND STATE INCOME TAXES

  The domestic and foreign components of pretax income are as follows:

                                                         1994    1995     1996
                                                        ------- -------  -------
      Domestic......................................... $35,344 $17,394  $18,255
      Foreign..........................................     652  (2,643)     959
                                                        ------- -------  -------
                                                        $35,996 $14,751  $19,214
                                                        ======= =======  =======

  The provision for taxes on income consists of the following:

                                                         1994    1995    1996
                                                        ------- ------  -------
      U.S.--currently payable.......................... $10,674 $4,088  $ 8,284
        --deferred.....................................      26 (4,583)  (1,925)
      Foreign..........................................     913    875    2,127
      State............................................   4,455  3,325    1,211
                                                        ------- ------  -------
                                                        $16,068 $3,705  $ 9,697
                                                        ======= ======  =======

  Deferred and prepaid tax expense results from temporary differences in the recognition of revenue and expense for tax and financial reporting purposes. Deferred tax benefits (liabilities) as of December 31, 1995 and 1996 are as follows:

                                                                 1995    1996
                                                                ------  -------
      Deferred compensation.................................... $8,821  $ 9,752
      Lease reserves...........................................  5,982    8,771
      Depreciation and amortization............................ (1,360)  (1,724)
      Safe harbor leases....................................... (4,838)  (4,453)
      Tax loss carryforwards...................................  5,628    5,152
      Other, net............................................... (5,851)  (5,510)
      Valuation allowances..................................... (2,412)  (1,412)
                                                                ------  -------
                                                                $5,970  $10,576
                                                                ======  =======

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES

  Net current deferred taxes as of December 31, 1995 and 1996 were $5,161 and $3,751, respectively. Net non-current deferred taxes were $809 and $6,825, respectively. Valuation allowances have been provided for potentially unrealizable foreign tax loss carryforwards.

  During 1995, True North settled outstanding obligations in several tax jurisdictions on a favorable basis. As a result, True North recorded a reversal of tax reserves amounting to $6,214 in 1995. The 1996 effective tax rate was favorably impacted by the reversal of $1,000 of valuation allowance related to net operating losses previously incurred by the Company's Canadian operations. During 1996 True North was able to utilize these net operating loss carryforwards to offset current taxable income. As a result, the related valuation allowance was no longer required and so was reduced. The reconciliation of the U.S. statutory rate to the effective income tax rate is as follows:

                                                              1994  1995   1996
                                                              ----  -----  ----
      At statutory rate.....................................  35.0%  35.0% 35.0%
      State taxes, net of federal tax benefit...............   8.0   14.6   4.1
      Higher (lower) aggregate effective tax rate on foreign
       operations...........................................  (0.1)   6.5   5.2
      Tax effect of nondeductible amortization..............   3.3   10.3  10.2
      Reversal of excess tax reserves.......................   --   (42.1)  --
      Other.................................................  (1.6)    .8  (4.0)
                                                              ----  -----  ----
                                                              44.6%  25.1% 50.5%
                                                              ====  =====  ====

14. UNUSUAL TRANSACTIONS

  In the first quarter of 1995, the Company recorded a pretax charge of $10,185. Of this amount, $3,560 related to the closure of an FCB operation in the Pacific region and $6,625 represented the accrual of charges related to its disputes with Publicis. Additionally, included in the line, "Equity in Net Earnings of Affiliated Companies", was a charge of $7,034 related to the previously disclosed restructuring of the Italian operations of the Publicis.FCB European joint venture.

  In the fourth quarter of 1996, the Company recorded a net pretax charge of $1,356. During the fourth quarter of 1996, the Company severed two of its executives and Board members resulting in a pretax charge of $4,169. Additionally, the Company executed a sublease for office space in Los Angeles resulting in a pretax charge of $2,987. These charges were partially offset by the $5,800 pretax gain which the Company recorded related to the acquisition of Modem Media (see Note 16). Additionally, included in the line, "Equity in Net Earnings of Affiliated Companies", is a credit of $5,759 related to the true-up of Italian restructuring reserves, established in 1994 and 1995, as the Italian operations of the joint venture were able to negotiate more favorable settlements on leases other actions than previously anticipated. This credit was partially offset by a charge against 1996 earnings of approximately $1,900 related to severance actions taken at several of the joint venture's German operations.

15. SUPPLEMENTAL CASHFLOW DATA

  Interest and taxes paid in 1994, 1995, and 1996 were as follows:

                                                          1994    1995    1996
                                                         ------- ------- -------
      Interest.......................................... $ 6,085 $ 6,507 $ 6,529
      Taxes.............................................  13,919  10,868  14,588

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

  True North maintains only minimal cash balances in its foreign subsidiaries. As a result, the impact of changes in currency rates on True North's cash balances is insignificant.

16. ACQUISITIONS

  During 1994, 1995 and 1996, True North purchased several agencies located in North America, Latin America and the Pacific Rim. Agencies purchased during the latter part of 1995 and in 1996 contributed $47,413 and $5,965 to True North's 1996 revenues and pretax income, respectively. Had these acquisitions taken place on January 1 of the previous years, consolidated revenues and income would not have been significantly different from reported amounts.

  On December 31, 1996, True North acquired a 64% interest in Modem Media Advertising Limited Partnership ("Modem Media"), a technology-based marketing communications firm, in exchange for an absolute obligation to issue 1,121 of its common shares (issued on January 7, 1997) valued at $24,387, and a 36% interest in the assets and operations of TN Technologies Inc. valued by appraisal experts at $8,203. In addition, True North is obligated to make a $16 million cash payment and a $4 million payment in shares of its common stock to the former owners of this agency in the event that the combined operations of Modem Media and TN Technologies Inc. (known as TN Technologies Holding Inc.) are able to complete an initial public offering of its common stock. The difference between the initial purchase price and the fair value of assets acquired in this transaction amounting to $36,465 has been allocated to goodwill and is being amortized over a twenty year period.

  As a result of this transaction, True North recorded a pre-tax gain of $5,800 relating to the difference between the appraised fair value and the book value of the 36% interest in the assets and operations of TN Technologies Inc. paid to the former owners of Modem Media.

  The following unaudited pro forma summary presents True North's consolidated results of operations as if this business combination had occurred on January 1, 1996:

                                                                          1996
                                                                        --------
      Revenues......................................................... $511,155
      Net income.......................................................   27,450
      Earnings per share............................................... $   1.13

  The above amounts are based upon certain assumptions and estimates which True North believes to be reasonable. The pro forma results do not necessarily represent results which would have occurred if the business combination had taken place at the date and on the basis assumed.

17. SUBSEQUENT EVENTS

  As described in "Management's Discussion and Analysis--Publicis
Relationship" included in this Annual Report to Stockholders, on February 19, 1997 True North agreed to an amicable restructuring of its relationship with Publicis S.A. and certain of its affiliates.

  During the first quarter of 1997 True North acquired Wilkens International, a European advertising network with principal offices in Germany, Spain, Italy and Eastern Europe. The total cost of this acquisition was approximately $21,600 in cash plus the assumption of net liabilities (including the assumption of short and long-term debt of approximately $12,000) totaling approximately $18,694. True North financed this acquisition using existing debt facilities.

                  MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS

  The financial statements and related financial information included in this annual report are the responsibility of management. They have been reported in conformity with generally accepted accounting principles. In preparing these financial statements, management has necessarily included some amounts which are based on its best estimates and judgments. True North maintains systems of internal accounting and financial control designed to provide reasonable assurance that its assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed and recorded in accordance with established procedures. These systems of internal controls are reviewed, modified and improved as changes occur in business conditions and operations.

  Arthur Andersen LLP, our independent public accountants, are engaged to audit and to report on our consolidated financial statements. In performing their audit in accordance with generally accepted auditing standards, they evaluate our systems of internal accounting control, review selected transactions, and carry out other auditing procedures to the extent they consider necessary in expressing their informed professional opinion on our financial statements.

  The Audit Committee, composed of nonemployee members of the Board of Directors, meets periodically with management, the independent certified public accountants, and the internal auditors. This Committee reviews audit plans and assesses the adequacy of internal controls and financial reporting. Both the independent certified public accountants and internal auditors have direct access to the Audit Committee.

Bruce Mason                                                    Dale F. Perona
Chairman/CEO                                            Secretary and Treasurer

                                                               John J. Rezich
                                                               Controller

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of True North Communications Inc.:

  We have audited the accompanying consolidated balance sheets of True North Communications Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Publicis Communication for each of the three years in the period ended December 31, 1996, the investment in which is reflected in the accompanying financial statements using the equity method of accounting. The investment in Publicis Communication represents approximately 8.2% and 9.6% of total assets as of December 31, 1996 and 1995, respectively. The equity in its net earnings was $5,109,000, $2,906,000 and $1,687,000 for the years ended December 31, 1996,
1995, and 1994, respectively. The financial statements of Publicis Communication were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to the amounts included for Publicis Communication, is based solely on the reports of the other auditors.

 We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

  In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of True North Communications Inc. and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

  As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 115--Accounting for Certain Investments in Debt and Equity Securities, effective January 1, 1994.

Arthur Andersen LLP

Chicago, Illinois,
March 28, 1997.