Form 10-K
period 1997-12-31
TRUE NORTH COMMUNICATIONS INC
filed 1998-03-31
CIK 37931

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

                          Commission File No. 1-5029

                               ----------------

                        TRUE NORTH COMMUNICATIONS INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 36-1088161
   (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

   101 EAST ERIE STREET, CHICAGO,                      60611-2897
              ILLINOIS                                 (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)

                 REGISTRANT'S TELEPHONE NUMBER: (312) 425-6500

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

         TITLE OF EACH CLASS         NAME OF EACH EXCHANGE ON WHICH REGISTERED
         -------------------         -----------------------------------------
      Common Stock, par value 33
       1/3 cents per share                    New York Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference or included in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of Common Stock, 33 1/3 cents par value, held by non-affiliates of the Registrant, as of March 24, 1998 was $1,165,614,129.

  There were 44,247,831 shares of Registrant's 33 1/3 cents per share par value Common Stock outstanding as of March 24, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Annual Report to shareholders for the year ended December 31, 1997 are incorporated by reference into Parts I and II of this Form 10-K.

  Portions of the Registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on May 13, 1998 are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

  CERTAIN STATEMENTS CONTAINED IN REGISTRANT'S 1997 ANNUAL REPORT TO SHAREHOLDERS UNDER THE CAPTIONS "ABOUT TRUE NORTH" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E(I)(1) OF THE SECURITIES EXCHANGE ACT OF 1934. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS EXPRESSED OR IMPLIED BY THESE STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHER THINGS, THE FOLLOWING: GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN DEMAND FOR THE COMPANY'S SERVICES, CHANGES IN COMPETITION, THE ABILITY OF THE COMPANY TO INTEGRATE ACQUISITIONS OR COMPLETE FUTURE ACQUISITIONS, INTEREST RATE FLUCTUATIONS, DEPENDENCE UPON AND AVAILABILITY OF QUALIFIED PERSONNEL, AND CHANGES IN GOVERNMENT REGULATION. IN LIGHT OF THESE AND OTHER UNCERTAINTIES, THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY THAT THE COMPANY'S PLANS AND OBJECTIVES WILL BE ACHIEVED.

                                    PART I

ITEM 1. BUSINESS:

  General--Response to this item is incorporated by reference to the Financial Report portion of the Registrant's Annual Report to shareholders for fiscal year ended December 31, 1997 (the "1997 Annual Report") on pages 1 and 2.

  Revenues--Response to this item is incorporated by reference to page 2 of the 1997 Annual Report.

  Clients--The Registrant and its subsidiaries (the "Company") consider their relations with their clients to be satisfactory. Due to the nature of the business, however, any client could at some time in the future reduce its advertising budget, or transfer to another agency all or part of its advertising presently placed through the Company. Representation of a client does not necessarily mean that all advertising for that client is handled by the Company exclusively. In many cases, the Company handles the advertising of only a portion of a client's products or services or only the advertising in particular geographic areas.

  Competition--The advertising agency business is highly competitive, with agencies of all sizes competing primarily on the basis of quality of service to attract and retain clients and personnel. Advertisers are able to move from one agency to another with relative ease, in part because accounts are terminable on short notice, usually 90-180 days. Competition for clients by large agencies is limited somewhat because many advertisers prefer not to be represented by an agency which handles competing products or services for other advertisers.

  Regulation--Federal, state and local governments and governmental agencies in recent years have adopted statutes and regulations affecting the advertising activities of advertising agencies and their clients. For example, statutes and regulations have prohibited television advertising for certain products and have regulated the form and content of certain types of advertising for many consumer products. The Federal Trade Commission ("FTC") and various State Attorneys General have also required proof of accuracy of advertising claims with respect to various products and, in its enforcement policies, are seeking to establish more stringent standards with respect to advertising practices. The FTC and State Attorneys General have the authority to investigate and to institute proceedings against advertisers and their advertising agencies for deceptive advertising. Proposals have also been made for the adoption of additional statutes and regulations which would further restrict the advertising activities of advertising agencies and their clients. The effect on the advertising business of future application of existing statutes or regulations, or the extent, nature or effect of future legislation or regulatory activity with respect to advertising, cannot be predicted.

  Financial Information about Foreign and Domestic Operations--Response to this item is incorporated by reference to pages 2 and 21 of the 1997 Annual Report.

ITEM 2. PROPERTIES

  Virtually all of the Company's operations are conducted in leased premises. The Company's physical property consists primarily of leasehold improvements, furniture, fixtures and equipment. However, the Company does own office buildings in Puerto Rico and the Dominican Republic, neither of which is material to the Company's consolidated financial statements.

  Further information regarding the Company's leased premises, which it considers to be adequate for its current operations, is incorporated by reference to note 12 of Registrant's consolidated financial statements on page 24 of the 1997 Annual Report.

ITEM 3. LEGAL PROCEEDINGS

  Response to this item is incorporated by reference to note 7 of Registrant's consolidated financial statements on page 19 of the 1997 Annual Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On December 30, 1997 Registrant held a Special Meeting of Stockholders to consider and vote upon the following matters:

                                                       VOTES AGAINST
                  MATTER                    VOTES FOR   OR WITHHELD  ABSTENTIONS
                  ------                    ---------- ------------- -----------
To approve the Agreement and Plan of
 Merger dated as of July 30, 1997 between
 Registrant and Bozell, Jacobs, Kenyon &
 Eckhardt, Inc. and the merger
 contemplated thereby.....................  16,151,611   4,622,444     260,462
To approve the issuance of Registrant's
 Common Stock in connection with the
 merger and pursuant to the terms of the
 Agreement and Plan of Merger.............  16,145,979   4,604,839     283,699
To approve an amendment to the Restated
 Certificate of Incorporation of
 Registrant to increase the number of
 authorized shares of Common Stock from
 50,000,000 to 90,000,000.................  15,953,706   4,792,265     288,546
Election of Directors:
  David A. Bell...........................  16,070,426   4,964,091
  Richard S. Braddock.....................  16,082,067   4,952,450
  Donald M. Elliman, Jr...................  16,081,340   4,953,177
  W. Grant Gregory........................  16,082,020   4,952,497
  Leo-Arthur Kelmenson....................  16,070,266   4,964,251
  Bruce Mason.............................  16,078,104   4,956,413
  Richard P. Mayer........................  16,083,420   4,951,097
  Michael E. Murphy.......................  16,081,220   4,953,297
  Charles D. Peebler, Jr..................  16,070,782   4,963,735
  J. Brendan Ryan.........................  16,080,371   4,954,146
  Stephen S. Vehslage.....................  16,083,420   4,951,097
  Ali Wambold.............................  16,072,378   4,962,139
To approve Registrant's Stock Option Plan,
 as amended...............................  14,779,472   5,842,231     412,814

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS

  Response to this item is incorporated by reference to page 2 of the 1997 Annual Report.

ITEM 6. SELECTED FINANCIAL DATA

  Response to this item is incorporated by reference to page 3 of the 1997 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Response to this item is incorporated by reference to pages 3 through 8 of the 1997 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Response to this item is incorporated by reference to page 7 of the 1997 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

  Response to this item is incorporated by reference to pages 3 and 9 through 28 of the 1997 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information with respect to the Directors of the Registrant contained under the heading "Proposal 1--Election of Directors" in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 1998 (the "Proxy Statement") is incorporated herein by reference. Information with respect to executive officers of the Registrant who are not also Directors or nominees to the Board of Directors is included below.

  Theodore J. Theophilos (44)--Executive Vice President, General Counsel Donald L. Seeley (54)--Executive Vice President, Chief Financial Officer Dale F. Perona (52)--Senior Vice President, Corporate Development/Secretary Kenneth J. Ashley (55)--Vice President, Treasurer
  John J. Rezich (42)--Vice President, Controller
  Laura J. Caffrey (48)--Chief Financial Officer--FCB Worldwide L.L.C. Valentine J. Zammit (50)--Executive Vice President of Operations--True North Diversified Companies

  Mr. Theophilos joined the Company and became an executive officer during 1996. Previous to that time, Mr. Theophilos was Senior Vice President and General Counsel of A.C. Nielsen Company from 1995 to 1996, and a partner of Sidley & Austin (a law firm) from 1986 to 1995.

  Mr. Seeley joined the Company and became an executive officer during 1997. Previous to that time, Mr. Seeley was Chief Executive Officer of The Alexander Consulting Group from 1993 to 1997.

  Mr. Ashley joined the Company and became an officer during 1997. Previous to that time, Mr. Ashley was Chief Investment Officer and Treasurer of Thorndale Farm L.L.C., a private investment company, from 1996 to 1998 and Treasurer of CCH Incorporated from 1993 to 1996.

  Ms. Caffrey joined the Company in April 1992 as Chief Financial Officer of FCB New York. In April 1996 Ms. Caffrey became Chief Financial Officer of FCB Worldwide L.L.C.

  Mr. Zammit held the position of Chief Financial Officer of Bozell, Jacobs, Kenyon & Eckhardt, Inc. from February 1980 until the date of its merger with the Company. At that date, Mr. Zammit became Executive Vice President of True North Diversified Companies.

  There are no family relationships between any of Registrant's executive officers. Except as disclosed above or otherwise disclosed in the Proxy Statement, all executive officers have been executive officers of the Registrant or have held senior executive positions with the Registrant for the past five years.

ITEM 11. EXECUTIVE COMPENSATION

  Except for information referred to in Item 402(a)(8) of Regulation S-K, the information contained under the headings "Executive Compensation" and "Compensation of Directors" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information contained under the heading "Security Ownership of Directors, Executive Officers & 5% Holders" in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information contained under the heading "Executive Compensation--Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  Item 14(a)(1)--List of Financial Statements: The following consolidated financial statements of the Registrant and the Independent Public Accountant's Report covering these financial statements, appearing in the 1997 Annual Report on pages 9 through 28, are incorporated herein by reference in Item 8:

  Consolidated Balance Sheets--December 31, 1996 and 1997
  Consolidated Statements of Income--Years ended December 31, 1995, 1996 and
  1997
  Consolidated Statements of Stockholders' Equity--Years ended December 31, 1995, 1996 and 1997
  Consolidated Statements of Cash Flows--Years ended December 31, 1995, 1996 and 1997
  Notes to Consolidated Financial Statements--December 31, 1997
  Reports of Independent Public Accountants

  The audited financial statements of Publicis Communication, a 50% or less owned foreign affiliate of the Registrant, were not available at the time this Form 10-K was filed. Registrant will file these financial statements by amendment to this Form 10-K by no later than June 30, 1998.

  Item 14(a)(2)--Schedules: Are not submitted because they are not required or because the required information is included in the financial statements or notes thereto.

  Item 14(a)(3)--Index of Exhibits: The index of exhibits immediately precedes the exhibits filed with the Securities and Exchange Commission.

  Item 14(b)--Reports on Form 8-K: Registrant filed Current Reports on Form 8-K dated November 17, 1997, November 17, 1997, December 1, 1997, December 3, 1997, December 10, 1997, December 15, 1997, December 23, 1997, December 29, 1997 and December 30, 1997 reporting matters under Item 5, Other Events.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Date: March 30, 1998

                                          True North Communications Inc.

                                                    /s/ Bruce Mason
                                          By: _________________________________
                                                        Bruce Mason
                                                  Chief Executive Officer
                                               (Principal Executive Officer)

                                                   /s/ Donald Seeley
                                          By: _________________________________
                                                       Donald Seeley
                                                 Executive Vice President,
                                                  Chief Financial Officer

                                                   /s/ John J. Rezich
                                          By: _________________________________
                                                       John J. Rezich
                                                 Vice President, Controller
                                                 (Chief Accounting Officer)

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934 AND TO THE POWER OF ATTORNEY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS (CONSTITUTING A MAJORITY OF THE MEMBERS OF THE BOARD OF DIRECTORS OF THE REGISTRANT) ON BEHALF OF THE REGISTRANT.

         SIGNATURE AND TITLE                       SIGNATURE AND TITLE




           David A. Bell*                           Richard P. Mayer*
_____________________________________     _____________________________________
            David A. Bell                           Richard P. Mayer


        Richard S. Braddock*                       Michael E. Murphy*
_____________________________________     _____________________________________
         Richard S. Braddock                        Michael E. Murphy


       Donald M. Elliman, Jr.*                  Charles D. Peebler, Jr.*
_____________________________________     _____________________________________
       Donald M. Elliman, Jr.                    Charles D. Peebler, Jr.


          W. Grant Gregory*                         J. Brendan Ryan*
_____________________________________     _____________________________________
          W. Grant Gregory                           J. Brendan Ryan


        Leo-Arthur Kelmenson*                     Stephen S. Vehslage*
_____________________________________     _____________________________________
        Leo-Arthur Kelmenson                       Stephen S. Vehslage

         /s/ Bruce Mason
_____________________________________
             Bruce Mason

    /s/ Theodore J. Theophilos
*By: ________________________________
        Theodore J. Theophilos
         as Attorney-in-Fact

Date: March 30, 1998

                              INDEX OF EXHIBITS

EXHIBIT
  NO.                         DESCRIPTION
-------                       -----------
4.1 Registrant's Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(i) to Registrant's Form 10-K for the year ended December 31, 1994).

4.2 Certificate of Ownership and Merger changing Registrant's name to True North Communications Inc. (incorporated by reference to Exhibit (3)(i) to Registrant's Current Report on Form 8-K filed December 9, 1994).

4.3 Certificate of Correction to Correct a Certain Error in the Restated Certificate of Incorporation, filed December 3, 1996 (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K dated June 10, 1997).

4.4 Registrant's By-laws, as restated on March 4, 1998 (incorporated by reference to Exhibit 4.4 to Registrant's Post-Effective Amendment No. 1 on Form S-8 dated March 17, 1998 to Registrant's Registration Statement on Form S-4, filed November 26, 1997).

4.5* Certificate of Increase of Shares Designated as Series A Junior Participating Preferred Stock, filed on December 3, 1997.

4.6* Certificate of Amendment of Restated Certificate of Incorporation, filed December 30, 1997.

4.7 Rights Agreement dated as of November 16, 1988 between Registrant and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 1 to the Registrant's Registration Statement on Form 8-A under the Securities Exchange Act of 1934 filed on November 18, 1988).

10.1*#  Registrant's Stock Option Plan, amended and restated on December 30,
        1997.

10.2# The Bozell, Jacobs, Kenyon & Eckhardt, Inc. Stock Option Plan, established effective March 30, 1992, as amended (incorporated by reference to Exhibit 4.5 to Registrant's Post-Effective Amendment No. 1 on Form S-8 dated March 17, 1998 to Registrant's Registration Statement on Form S-4, filed November 26, 1997).

10.3# Registrant's Outside Directors Stock Option Plan (incorporated by reference to Appendix A to Registrant's Definitive Proxy Statement for its Annual Meeting of Stockholders held on May 30, 1992).

10.4*# Employment Agreement between Bruce Mason and Registrant, dated as of July 30, 1997.

10.5# Employment Agreement between J. Brendan Ryan and Registrant, dated as of December 31, 1996 (incorporated by reference to Exhibit 10.4 to Registrant's Current Report on Form 8-K dated June 10, 1997).

10.6# Employment Agreement between Theodore J. Theophilos and Registrant, effective as of October 15, 1996 (incorporated by reference to Exhibit
        10.9 to Registrant's Annual Report on Form 10- K for the year ended December 31, 1996).

10.7# Asset Protection Plan between Bruce Mason and Registrant, dated June 4, 1996 (incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

10.8# Asset Protection Plan between J. Brendan Ryan and Registrant, dated June 5, 1996 (incorporated by reference to Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

10.9# Asset Protection Plan between Theodore J. Theophilos and Registrant, dated October 18, 1996 (incorporated by reference to Exhibit 10.15 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

10.10# Employment Agreement between Donald L. Seeley and Registrant, dated June 20, 1997 (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

10.11# Asset Protection Plan between Donald L. Seeley and Registrant, dated July 1, 1997 (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

10.12*# Employment Agreement between Charles D. Peebler, Jr. and Registrant, dated as of July 30, 1997.

10.13*# Employment Agreement between Richard S. Braddock and Registrant, dated as of July 30, 1997.

10.14*# Employment Agreement between Valentine J. Zammit and Registrant, dated
        June 26, 1997, as amended on July 25, 1997.

10.15*# Employment Agreement between Leo-Arthur Kelmenson and Registrant, dated
        March 30, 1992 as amended as of July 13, 1992, June 30, 1993,
        February 3, 1995 and July 30, 1997.

10.16*# Employment Agreement between David A. Bell and Registrant, dated
        September 13, 1985, as amended on February 8, 1988, June 1992, May 1996 and July 30, 1997.

10.17 Agreement dated as of May 19, 1997 among Publicis S.A., a societe anonyme organized and existing under the laws of France, Publicis Communication, a societe anonyme organized and existing under the laws of France and Publicis FCB Europe B.V., a company organized under the laws of the Netherlands, on the one hand, and Registrant, FCB International, Inc., a Delaware corporation and True North Holdings Netherlands B.V., a company organized under the laws of the Netherlands, on the other hand (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated May 19, 1997).

10.18 Pooling Agreement dated as of May 19, 1997 among Publicis S.A., a societe anonyme organized and existing under the laws of France, Publicis Communication, a societe anonyme organized and existing under the laws of France and Registrant (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K dated May 19,
        1997).

10.19 Share Repurchase and Share Exchange Agreement dated May 19, 1997 among FCB International, Inc., a Delaware corporation, Registrant, True North Holding B.V., a company organized under the laws of the Netherlands, Publicis Communication, a societe anonyme organized and existing under the laws of France, and Publicis FCB Europe B.V., a company organized under the laws of the Netherlands (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated June 10, 1997).

10.20* Registration Rights Agreement between Registrant and The Northwestern Mutual Life Insurance Company, dated as of July 30, 1997.

11.1*   Statement re Computation of Per Share Earnings.

13.1* Portions of Registrant's Annual Report to Shareholders incorporated by reference into this Report on Form 10-K.

18.1*   Letter re change in accounting principles.

21.1*   Subsidiaries of Registrant.

23.1*   Consent of Arthur Andersen LLP.

23.2*   Consent of KPMG Peat Marwick LLP.

24.1*   Power of Attorney.

27.1*   Financial Data Schedule.

        *  Filed herewith.

        #  Management contract or compensatory plan or arrangement.