Form 10-Q
period 1998-03-31
TRUE NORTH COMMUNICATIONS INC
filed 1998-05-14
CIK 37931

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                            _______________________

                                   Form 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

                      For the quarter ended March 31, 1998

                           Commission file no. 1-5029
                            _______________________

                         True North Communications Inc.

             (Exact name of Registrant as specified in its charter)

                Delaware                                     36-1088161
    (State or other jurisdiction of             (I.R.S. Employer Identification No.)
    incorporation of  organization)

101 East Erie Street, Chicago, Illinois                        60611
(Address of principal executive offices)                     (Zip Code)

                 Registrant's Telephone Number:  (312) 425-6500



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No
                           ----     ----

There were 44,433,770 shares of the Registrant's 33 1/3 cents per share par value Common Stock outstanding as of May 13, 1998.

                        TRUE NORTH COMMUNICATIONS INC.
                                     INDEX


                                                                 Page
                                                                Number
                                                                ------
PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements and Exhibits

          Consolidated Condensed Statements of Income for the
            Three Months Ended March 31, 1997 and 1998            3

          Consolidated Condensed Balance Sheets as of March
            31, 1997, December 31, 1997, and March 31, 1998       4

          Consolidated Condensed Statements of Cash Flows for
            the Three Months Ended March 31, 1997 and 1998        5

          Notes to Consolidated Condensed Financial
            Statements for the three months ended March 31,
            1997 and 1998                                         6

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                   8


PART II.  OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security Holders    10

  Item 6. Exhibits and Reports on Form 8-K                       10

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
                (Amounts in thousands, except per share amounts)


                                                     Three months ended March 31,
                                                     ----------------------------
                                                             1997           1998
                                                     ------------   ------------
Revenues                                                 $266,235       $280,069
                                                     ------------   ------------
Operating Expenses:
    Salaries and employee benefits                       $171,607       $184,639
    Office and general                                     91,366         83,801
                                                     ------------   ------------
        Total operating expenses                         $262,973       $268,440
                                                     ------------   ------------
Operating Income                                         $  3,262       $ 11,629
Other Income (Expense)                                     (1,881)        (3,356)
                                                     ------------   -------------
Pretax Income                                            $  1,381       $  8,273
Provision For Taxes                                         2,746          4,058
                                                     ------------   ------------
                                                         $ (1,365)      $  4,215
Minority Interest (Expense)                                   (16)        (1,053)
Equity Income                                                 401            533
                                                     ------------   ------------
Net Income (Loss)                                        $   (980)      $  3,695
                                                     ============   ============
Earnings Per Share:
    Basic                                                $  (0.02)      $   0.08
                                                     ============   ============
    Diluted                                                             $   0.08
                                                                    ============

        The accompanying notes are an integral part of these statements.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)
                             (Amounts in thousands)

                                                         Mar. 31        Dec. 31         Mar. 31
                                                           1997          1997             1998
                                                        ----------     ----------      ----------
CURRENT ASSETS:
 Cash and cash equivalents                              $   62,279     $  109,033      $   83,298
 Accounts receivable, net                                  816,717        797,254         764,536
 Other current assets                                      100,224         91,594         108,409
                                                        ----------     ----------      ----------
        Total current assets                            $  979,220     $  997,881      $  956,243
                                                        ----------     ----------      ----------
NONCURRENT ASSETS:
 Property and equipment                                 $  114,500     $  124,322      $  122,358
 Goodwill                                                  308,297        332,807         348,811
 Investment in affiliated companies                        207,855        170,197         170,296
 Other noncurrent assets                                    38,312         49,215          58,788
                                                        ----------     ----------      ----------
        Total  noncurrent assets                        $  668,964     $  676,541      $  700,253
                                                        ----------     ----------      ----------
        Total assets                                    $1,648,184     $1,674,422      $1,656,496
                                                        ==========     ==========      ==========
CURRENT LIABILITIES:
 Accounts payable                                       $  885,023     $  945,285      $  854,742
 Short-term bank borrowings                                150,604         88,008         200,857
 Liability for federal & foreign taxes                       8,239         13,676           1,758
 Current portion of long-term debt                          21,308         14,352          11,759
 Accrued expenses                                           98,374        170,962         129,951
                                                        ----------     ----------      ----------
        Total current liabilities                       $1,163,548     $1,232,283      $1,199,067
                                                        ----------     ----------      ----------
NONCURRENT LIABILITIES:
 Long-term debt                                         $   36,981     $   35,915      $   34,145
 Liability for deferred compensation                        69,051         63,276          64,106
 Other noncurrent liabilities                               55,431         75,121          77,422
                                                        ----------     ----------      ----------
        Total noncurrent liabilities                    $  161,463     $  174,312      $  175,673
                                                        ----------     ----------      ----------
STOCKHOLDERS' EQUITY:
 Common stock                                           $   14,340     $   14,732      $   14,873
 Paid-in capital                                           193,233        204,070         211,160
 Retained earnings                                         129,348         68,951          66,012
 Less-Treasury stock                                        (5,109)        (5,155)         (5,155)
 Deferred compensation                                        (600)          (150)            (75)
 Unrealized gain on Doubleclick investment                      --             --          12,082
 Cumulative translation adjustment                          (8,039)       (14,621)        (17,141)
                                                        ----------     ----------      ----------
        Total stockholders' equity                      $  323,173     $  267,827      $  281,756
                                                        ----------     ----------      ----------
        Total liabilities and stockholders' equity      $1,648,184     $1,674,422      $1,656,496
                                                        ==========     ==========      ==========

        The accompanying notes are an integral part of these statements.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Amounts in thousands)

                                                                      Three months ended March 31,
                                                                      ----------------------------
                                                                           1997               1998
                                                                      ----------        ----------
Cash flows provided (used) by operating activities:
    Net income (loss)                                                  $   (980)         $   3,695
    Adjustments to reconcile net income (loss) to net cash
         Provided by(used) by operating activities:
                Depreciation and amortization                            11,340             12,100
                Equity income                                              (401)              (533)
                Other                                                       557              2,416
                Changes in assets and liabilities,
                 net of acquisitions:
                    Accounts receivable                                   5,728             35,485
                    Other current assets                                 (9,224)           (17,187)
                    Accounts payable and accrued expenses               (61,696)          (144,511)
                                                                       --------          ---------
                        Net cash used by operating
                         activities                                    $(54,676)         $(108,535)
                                                                       --------          ---------
Cash flows used in investing activities:
    Purchase of property and equipment                                 $ (5,827)         $  (8,046)
    Acquisitions of advertising agencies                                (37,764)           (15,080)
                                                                       --------          ---------
                         Net cash used in investing
                          activities:                                  $(43,591)         $ (23,126)
                                                                       --------          ---------
Cash flows provided by (used for) financing activities:
    Increase (decrease) in short-term bank borrowings                  $ 50,518          $ 112,449
    Proceeds from issuance of common stock                                1,836              4,712
    Proceeds from issuance of long-term debt                                146                123
    Payments of long-term debt                                          (17,192)            (4,302)
    Cash dividends paid                                                  (3,719)            (6,635)
    Payments for purchases of common stock                                 (935)                --
                                                                       --------          ---------
                 Net cash provided by (used for) financing
                  activities                                           $ 30,654          $ 106,347
                                                                       --------          ---------
Effects of exchange rates on cash                                      $   (296)         $    (421)
                                                                       --------          ---------
Net increase (decrease) in cash                                        $(67,909)         $ (25,735)
Cash, at beginning of year                                              130,188            109,033
                                                                       --------          ---------
Cash, at end of period                                                 $ 62,279          $  83,298
                                                                       ========          =========

       The accompanying notes are an integral part of these statements.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1998
               (Amounts in thousands, except per share amounts)
                                  (Unaudited)


Note 1 - Basis of Presentation

     The consolidated condensed financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and include all adjustments which the Company considers necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

     Revenues and net income for the first three months of the year should not be considered reliable indicators of revenues or net income for the entire year because the Registrant's business is cyclical.

Note 2 - Adoption of New Accounting Standard

     Effective January 1, 1998, True North Communications Inc. adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement requires that all items recognized under the accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. For example, other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available for sale. Annual financial statements for prior periods will be reclassified, as required. The Company's total comprehensive income for the three months ended March 31, 1997 and 1998 was as follows:

                                                              1997        1998
                                                            -------     -------
Net income (loss)                                           $  (980)    $ 3,695
Foreign currency translation adjustment                      (1,217)     (2,520)
Unrealized gain on marketable securities classified
as available for sale, net of tax                                --      12,082
                                                            -------     -------
Total comprehensive income                                  $(2,197)    $13,257
                                                            =======     =======

Note 3 - Earnings Per Share

     Basic earnings per share are computed using the weighted average number of common shares outstanding during the year. Diluted earnings per share are computed using the weighted average number of common shares outstanding during the year and include the potential issuance of shares under True North's stock option plans. The following table summarizes the differences in the number of shares used in both calculations for the three months ended March 31, 1997 and 1998:

                                                       1997       1998
                                                      ------     ------
Basic                                                 42,547     44,152
                                                      ======     ======
Diluted                                                          46,007
                                                                 ======

Note 4 - Restructuring Reserve Activity

     During the first quarter of 1998, the following activity took place with respect to the restructuring reserves established by the Company in the fourth quarter of 1997:


                                     Restructuring                        Long-term   Restructuring
                                        Reserve at            Cash      Obligations      Reserve at
                                          12/31/97        Payments          Secured         3/31/98
                                     -------------      ----------      -----------   -------------
Anticipated loss on sublease               $10,939       $   (342)         $    --          $10,597
Severance and other exit
 costs                                      33,893         (9,971)          (4,256)          19,666
Merger-related transaction
 costs                                      12,313        (11,459)              --              854
                                           -------       --------          -------          -------
                                           $57,145       $(21,772)         $(4,256)         $31,117
                                           =======       ========          =======          =======

     These restructuring activities included plans for the elimination of 604 positions within the Company. As of December 31, 1997, 296 employees had been terminated in accordance with the plans. During the first quarter of 1998 an additional 175 employees were terminated in accordance with the plans. The Company expects that the remaining terminations will be accomplished in 1998. In addition, the Company expects that it will be able to secure subleases in 1998 for those leased facilities that it identified in its restructuring plans as not being needed for its current operations.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                (Amounts in thousands, except per share amounts)

Results of Operations
---------------------

Revenues increased 5.2% to $280,069 in 1998 from $266,235 in 1997.  U.S.
revenues declined 4.6% to $205,720 and international revenues increased 46.9% to $74,349. The decline in U.S. revenues is due to: (1) as a result of its acquisition of Bozell, Kenyon, & Eckhardt, Inc. ("BJK&E") in the latter half of 1997, the Company ended its relationship with a client in the automotive industry due to a conflict with a BJK&E client, and, (2.) during 1997 the Company lost a client in the banking business and the creative assignment for a client in the restaurant business. The increase in international revenues is principally due to acquisitions offset by unfavorable currency translation and businesses sold as a result of the 1997 separation agreement with Publicis Communication. Excluding acquisitions, divestitures, and the unfavorable impact of foreign currency translation, consolidated revenues were approximately the same in both years.

During the latter part of 1997 and in 1998, the Company purchased several agencies in the United States, Europe, Latin America and the Pacific Rim. These acquisitions contributed $26,190 and $1,301 to the Company's revenues and pretax income, respectively.

Salaries and benefits expenses increased $13,032 or 7.6% to $184,639 in 1998 compared to the 5.2% increase in consolidated revenues. Acquisitions accounted for $15,867 of 1998 consolidated salaries and benefits expense. Excluding the impact of acquisitions and divestitures, this category of expense increased 1.1% between years.

Office and general expenses declined $7,565 or 8.3% between years. Office and general expenses in the first quarter of 1997 include a charge of $6,850 related principally to the write-off of costs associated with the closure of a Poppe-Tyson operation. The after-tax impact of this charge to 1997 earnings was a loss of $5,574. Excluding this charge and the impacts of acquisitions and divestitures, this category of expense declined 8.2% from 31.5% of revenues to 29.6% of revenues due to the Company's ongoing efforts to improve its operating income.

The components of "Other Expense" in both years were as follows:

                                                                        1997            1998
                                                                  --------------   --------------
Interest expense                                                          $4,506      $4,631
Interest (income)                                                         (2,149)     (1,275)
Unrealized (gain) loss on Shandwick investment                              (476)         --
                                                                          ------      -------
                                                                          $1,881      $3,356
                                                                          ======      ======

Net interest expense increased between years due to the fact that the Company is carrying higher average debt levels in 1998 resulting from its acquisition program and the cash costs of its ongoing restructuring activities.

The 1997 effective tax rate was impacted by the write-off of nondeductible costs associated with the closure of a Poppe-Tyson operation. Excluding these items, the 1997 effective tax rate was 48.9% compared to 49.1% in 1998.

Minority interest expense was $16 in 1997 compared to $1,053 in 1998. The increase is principally due to the Company's fourth quarter 1997 acquisition of a 60% interest in a highly profitable agency in Brazil and improvements in the operating results of True North Technologies, Inc. and certain European agencies in its Bozell Worldwide network.

Liquidity and Capital Resources
-------------------------------

As more fully explained below, the decreases in "Cash and cash equivalents", "Accounts Receivable", "Accounts Payable" and "Accrued Expenses", and the increases in "Other current assets", and "Short-term bank borrowings" from the beginning of the year reflect the cyclical nature of the advertising business and are inter-related.

The decreases in "Accounts Receivable" and "Accounts Payable" from the beginning of the year reflect the fact that the first quarter of a calendar year typically represents the lowest period of the year for client spending on media placements. These declines in 1998 were also impacted by the fact that the Company ended its relationship with a client in the automotive industry in the fourth quarter of 1997.

The decrease in accrued expenses from the beginning of the year is caused by the payment of bonuses and contributions to profit sharing plans which are accrued throughout the previous calendar year. The decrease in 1998 was also due to the payment of $21,772 in costs which had been accrued as part of the Company's 1997 fourth quarter restructuring charge (see Note 4 to the consolidated condensed financial statements).

The increase in "Other current assets" is due to the production of client commercials which will be shown during the summer months. The costs related to these commercials are billed to clients during the second quarter when the commercials are completed. Commercial production activity in the last month of the year is typically low.

The decrease in "Cash and cash equivalents" and the increase in "Short-term bank borrowings" reflect the higher level of commercial production activity, as well as the slowing of accounts receivable collections during the first quarter of the year. In addition, as disclosed in Note 4 to the consolidated condensed financial statements, the Company paid out $21,772 in costs which had been accrued as part of its fourth quarter 1997 restructuring charge.

The Company continues to contemplate strategic acquisitions to enhance its worldwide network. During the first quarter of 1998, the Company completed the acquisition of agencies in the United States and Europe. In addition, it made contingent payments related to acquisitions made in prior years. These payments were financed by the issuance of additional short-term borrowings.

True North owns approximately 5% of the outstanding common stock of Doubleclick Inc., a provider of Internet advertising solutions. During the first quarter of 1998, Doubleclick Inc. participated in an initial public offering of its common stock. At March 31, 1998, the fair market value of True North's investment in this company (which True North had previously identified as "available for sale") exceeded its book value of $5,000 by $22,373. As a result, True North recorded the unrealized gain, net of applicable taxes as a component of equity in the caption "Unrealized gain on Doubleclick investment".

As previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 1997, the Company is currently renegotiating certain of its debt agreements to further improve its access to long-term financing. The Company expects to complete these negotiations and to secure new financing by the end of June 1998.

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


                                TRUE NORTH COMMUNICATIONS INC.
                                         (Registrant)



                                            John J. Rezich
                                --------------------------------------
                                             (Signature)


                                John J. Rezich
                                Vice President, Controller
                                Chief Accounting Officer



Date: May 14, 1998