Form 10-K/A
period 1997-12-31
TRUE NORTH COMMUNICATIONS INC
filed 1998-06-26
CIK 37931

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                          FORM 10-K/A AMENDMENT NO. 1

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

  Registrant hereby amends Item 14 of its 1997 Annual Report on Form 10-K to include the audited financial statements of Publicis Communication, a 50% or less owned foreign affiliate of Registrant.

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

  PUBLICIS FINANCIAL INFORMATION - The audited financial statements, required by Regulation S-X of the Securities and Exchange Commission, of Publicis Communication, a 50% or less owned foreign affiliate of the Registrant, are presented on pages F-1 through F-30 of this Form 10-K. These financial statements have been prepared based upon accounting standards and practices acceptable for external financial reporting purposes in France. These standards and practices can vary from U.S. accounting standards and practices.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Date: June 26, 1998

                                          True North Communications Inc.

                                                   /s/ John J. Rezich
                                          By: _________________________________
                                                       John J. Rezich
                                                 Vice President, Controller
                                                 (Chief Accounting Officer)

Publicis Communication SA     Auditor's Report on the Consolidated Accounts

Fiscal Year Ending
December 31, 1997

     Dear Sirs:

     In execution of the mission entrusted to us by your General Meeting of June 20, 1998, we have proceeded to examine the consolidated accounts of PUBLICIS COMMUNICATION for the fiscal year ended December 31, 1987, as attached to this report.

     The consolidated accounts were drawn up by the Board of Directors. It is our task, on the basis of our audit, to express an opinion on these accounts.

     We have carried out the audit in accordance with the norms of the procession; these norms require the application of diligence in obtaining the reasonable assurance that the consolidated accounts do not contain significant anomalies. An audit consists in examining by sampling the probative elements justifying the data contained in the accounts. In consists, likewise, in evaluating the accounting principles followed and the significant evaluations entertained for the drawing up of the accounts and in assessing their overall presentation. We believe that our controls afford a reasonable basis for the opinion expressed below.

     We certify that the consolidated accounts are in order and honest and give a faithful picture of the net worth, the financial situation, as well as of the overall results achieved by the companies included in the consolidation.

     Without calling into question the opinion expressed above, we remind you that your company undertook a change in accounting method, described in the attachment to the consolidated accounts, relative to the amortization of the acquisition discrepancies and the goodwill.

     We likewise undertook the verification of the information relative to the group given in the management report. With the exception of the matter of the change of method referred to above, we have no remarks to make on their truthfulness and their agreement with the consolidated accounts.

                           Paris, March 12, 1998

     Mazars & Guerard:     Frederic Allilaire
     Auditor

                           Jose Marette

PUBLICIS COMMUNICATION GROUP

                          CONSOLIDATED BALANCE SHEET

                             (In thousands of FRF)

-------------------------------------------------------------------------------------------
ASSETS                                               31.12.1995    31.12.1996    31.12.1997
-------------------------------------------------------------------------------------------
FIXED ASSETS                                          1,064,147     1,063,867       760,916
============                                         --------------------------------------

Intangible Assets (gross)                               737,923       773,231       382,553
Depreciation and Amortization on Intangible Assets      (63,005)     (140,677)      (90,063)
Tangible Assets (gross)                                 681,858       737,598       770,958
Depreciation and Amortization on Tangible Assets       (441,093)     (487,647)     (520,883)
                                                     --------------------------------------
              NET TANGIBLE AND INTANGIBLE ASSETS        915,683       882,505       542,565

Investments (non consolidated companies)                 23,781        21,975        24,961
Investments (equity subsidiaries)                       105,016       135,179       157,593
Interco loans                                             4,896         6,948         1,386
Other financial assets                                   37,106        34,312        40,728
Provisions on financial assets                          (22,335)      (17,052)       (6,317)
                                                     --------------------------------------
                            NET FINANCIAL ASSETS        148,464       181,362       218,351
                                                     --------------------------------------

CURRENT ASSETS                                        4,217,222     4,448,365     4,633,751
==============                                       --------------------------------------

Work in progress                                        212,814       214,757       269,436
Advance payments made                                    47,770        61,792        40,260
Accounts receivable (net)                             1,947,957     2,246,095     2,456,964
Interco receivable                                       40,351       111,398       213,300
Other debtors                                         1,150,283       893,294       924,391
Cash                                                    818,047       921,029       729,400
                                                     --------------------------------------

                                                     --------------------------------------
OTHER CURRENT ASSETS                                     63,710        52,375        76,505
====================                                 --------------------------------------

-------------------------------------------------------------------------------------------
        TOTAL ASSETS                                  5,345,079     5,564,608     5,471,172
-------------------------------------------------------------------------------------------

LIABILITIES & EQUITY                                 31.12.1995    31.12.1996    31.12.1997
-------------------------------------------------------------------------------------------

TOTAL EQUITY                                          1,419,155     1,576,328     1,284,971
============                                         --------------------------------------

Equity (before net income), Group Share                 857,632       951,078       999,129
Net Income, Group Share                                 155,250       184,335       217,378
                                                     --------------------------------------
                        TOTAL EQUITY GROUP SHARE      1,012,282     1,135,413     1,216,507

Equity (before net income), Non-Group Share             320,661       366,070        38,294
Net Income, Non-Group Share                              85,612        74,846        30,170
                                                     --------------------------------------
                    TOTAL EQUITY NON-GROUP SHARE        406,273       440,916        68,464
                                                     --------------------------------------

PROVISIONS FOR CONTINGENCIES                            329,476       283,948       282,931
============================                         --------------------------------------

SHORT TERM LIABILITIES                                3,535,315     3,636,991     3,780,015
======================                               --------------------------------------

Borrowings (not banks)                                  123,682        67,364        42,556
Banks                                                   494,736       541,135       270,647
Advance payments from clients                           148,400       173,156       219,277
Accounts payable                                      1,470,605     1,591,849     1,840,060
Interco payable                                          24,602        52,974        47,542
Other creditors                                       1,273,290     1,210,512     1,359,933

                                                     --------------------------------------
OTHER ACCRUALS                                           61,134        67,341       123,255
==============                                       --------------------------------------


-------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                5,345,079     5,564,608     5,471,172
-------------------------------------------------------------------------------------------

Groupe Publicis Communication
Consolidated Income Statements
In thousands of French Francs

-----------------------------------------------------------------------------------------------------------
                                                              1995          1996          1997      % 97/96
-----------------------------------------------------------------------------------------------------------
Billings                                                   18,132,852    19,536,496    20,479,623        5%
Purchases                                                 (15,196,560)  (16,494,575)  (17,340,444)
-----------------------------------------------------------------------------------------------------------
     Revenues                                               2,936,292     3,041,921     3,139,179        3%
-----------------------------------------------------------------------------------------------------------

Salaries and benefits                                      (1,638,275)   (1,682,832)   (1,748,587)
Office and general expenses                                  (832,111)     (863,659)     (864,050)
-----------------------------------------------------------------------------------------------------------
     Total expenses                                        (2,470,386)   (2,546,491)   (2,612,637)       3%
-----------------------------------------------------------------------------------------------------------

     Other income                                              17,732         7,635         4,917
-----------------------------------------------------------------------------------------------------------

     Operating profit                                         483,638       503,065       531,459
-----------------------------------------------------------------------------------------------------------

Depreciation                                                 (109,890)     (102,761)      (98,930)
Provision for doubtful accounts                               (16,257)      (23,290)      (18,294)
Other provisions                                              (16,033)      (20,884)      (27,282)
Interest income (expense)                                      14,821        23,772        33,157

-----------------------------------------------------------------------------------------------------------
     Profit before tax                                        356,279       379,902       420,110       11%
-----------------------------------------------------------------------------------------------------------

Exceptional costs                                               3,043        (5,336)       (1,240)
Statutory profit sharing                                       (7,263)       (8,614)      (11,460)
Income taxes                                                 (133,111)     (128,263)     (168,445)
Equity income                                                  32,747        43,484        37,186

-----------------------------------------------------------------------------------------------------------
Net income before goodwill amortization                       251,695       281,173       276,151       -2%
Group share of net income before goodwill amortization        160,893       197,131       244,732       24%
-----------------------------------------------------------------------------------------------------------

Goodwill amortization                                         (10,834)      (21,992)      (28,606)
Group share of goodwill amortization                           (5,643)      (12,796)      (27,354)

-----------------------------------------------------------------------------------------------------------
Net income                                                    240,861       259,181       247,545       -4%
Group share                                                   155,250       184,335       217,378       18%
-----------------------------------------------------------------------------------------------------------

Groupe Publicis Communication
Consolidated Statements of Cash Flow
In thousands of French Francs

-----------------------------------------------------------------------------------------------------------------
                                                                               1995          1996          1997
-----------------------------------------------------------------------------------------------------------------
Uses of Funds
     Dividends distributed                                                     52,230        74,654        56,014
     Investments in consolidated subsidiaries and affiliates                  120,896        46,103        63,319
     Investments in affiliates accounted for by the equity method                   -             -        13,841
     Other long-term investments                                              112,169        91,657       101,167
     Other working capital changes                                            103,616        88,164       (63,760)
-----------------------------------------------------------------------------------------------------------------
Total uses of funds                                                           338,911       300,578       170,581
-----------------------------------------------------------------------------------------------------------------

Sources of Funds
     Net income                                                               240,861       259,181       247,547
     Depreciation and amortization                                            120,724       124,753       127,536
-----------------------------------------------------------------------------------------------------------------
Sources of funds from operations                                              361,585       383,934       375,083
(Profit) loss of companies accounted for by the equity method                 (32,746)      (43,483)      (37,186)
Dividends received from companies accounted for by the equity method           50,717        16,348        17,406
Capital increases                                                             181,137             -       142,627
Repayment of loans to subsidiaries and affiliates                                   -             -         5,562
Translation adjustments and other (gains) losses                                1,670           362        (7,001)
Effect of True North settlement                                                     -             -      (247,051)
-----------------------------------------------------------------------------------------------------------------
Total sources of funds                                                        562,363       357,161       249,440
-----------------------------------------------------------------------------------------------------------------

Net Sources of Funds                                                          173,452        56,583        78,859
=================================================================================================================

Groupe Publicis Communication
Consolidated Statement of Changes in Operating Working Capital and Cash Flow In thousands of French Francs



--------------------------------------------------------------------------------------------
                                                        1995           1996           1997
--------------------------------------------------------------------------------------------
Uses of Funds
     Decrease in loss and contingency provisions             -         31,320          1,017
     Increase in inventories and work in progress       18,711          1,943         54,679
     Decrease in miscellaneous debts and liabilities    86,116         56,318         24,808
     Increase in trade and other receivables            94,682         77,605        325,384
--------------------------------------------------------------------------------------------
                                                       199,509        167,186        405,888
--------------------------------------------------------------------------------------------
Sources of Funds
     Increase in loss and contingency provisions         8,905              -              -
     Decrease in trade and other receivables            12,999              -              -
     Increase in trade and other payables               73,989         79,022        469,648
--------------------------------------------------------------------------------------------
                                                        95,893         79,022        469,648
--------------------------------------------------------------------------------------------

Change in net working capital requirement             (103,616)       (88,164)        63,760
============================================================================================

Change in cash position
--------------------------------------------------------------------------------------------
    Cash and cash equivalents                          268,720        102,982       (191,629)
    Less:
    Banks (liabilities)                                 95,268         46,399       (270,488)
--------------------------------------------------------------------------------------------
Net change in cash position                            173,452         56,583         78,859
============================================================================================

                   NOTES TO THE PUBLICIS COMMUNICATION GROUP
                       CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE YEAR ENDED DECEMBER 31, 1997
                                ---------------

I.   SIGNIFICANT EVENTS DURING 1997
     ------------------------------

Break with True North
---------------------

An agreement dated February 19, 1997 put an end to a dispute between Publicis and True North. The main provisions of this agreement were ratified by the signature of the reciprocal transfer agreement dated June 10 and 11, 1997. Thus:

- the Paris, London, Lisbon and Athens FCB agencies were transferred to True North,

-    True North transferred the 49% stake that it held in Publicis Europe,

- Publicis Communication increased its capital by 6.5% to the benefit of True North which now holds 26.5%, with Publicis SA controlling 73.5% of the capital of Publicis Communication.

Other Events
------------

Main acquisitions:
------------------
1997 was marked by the acquisitions, in Great Britain, of 100% of the capital of the London agency KWS, and of SMI, now called Publicis Technology, specialized in high technology.

Transfers:
---------
There were some minor transfers in 1997 in addition to the transfers of the FCB agencies to True North.

Where necessary or justified, elements having a significant impact on the consolidated financial statements are described in the following notes.

II.  PRINCIPLES AND METHODS OF CONSOLIDATION
     ---------------------------------------

General Principles
------------------
Publicis Group consolidated financial statements at December 31, 1997 were drawn up in accordance with French generally accepted accounting principles ("GAAPs") including the regulations enacted by the Conseil National de la Comptabilite (French National Accounting Institute).

Scope of consolidation
----------------------
All companies over which Publicis has legal or effective control were fully consolidated.

Control is defined on the basis of the percentage interest held at the level of 50% or more.

Companies over which Publicis exercises significant and ongoing influence are accounted for by the equity method. Significant influence is generally assumed when the group interest is between 20% and 50%.

However, investments in companies and subsidiaries of insignificant size with regard to the consolidated financial statements were not consolidated.

Foreign companies

Foreign company accounts were converted at year-end exchange rates. The resulting exchange variance on the net equity of the foreign subsidiaries was booked, for the share attributable to the Group, under the heading "Consolidated Reserves, Group Share" and, for third parties' shares, under the heading "Minority Interests". The historical choice of this method was justified by the establishments of Publicis in Europe, in countries with limited and controlled inflation and by the insignificant amount of its fixed assets.

The main exchange rates used were the following:



-------------------------------------------------------------------------
                       12/31/95  12/31/96  12/31/97  % var 96/97
-------------------------------------------------------------------------
German mark              3.42      3.37      3.35          -0.6%
Belgian franc            0.166     0.164     0.162         -1.2%
Spanish peseta           0.0404    0.0400    0.0395        -1.3%
US dollar                4.90      5.24      5.99          14.3%
Sterling pound           7.60      8.90      9.92          11.5%
Italian lira (000)       3.09      3.43      3.40          -0.9%
Netherlands guilder      3.05      3.00      2.97          -1.0%
Portuguese escudo        0.0328    0.0335    0.0327        -2.4%
Swiss franc              4.26      3.88      4.12           6.2%

Closing date
------------

The closing date of the consolidated financial statements is the 31st of December, for the parent company and nearly all of the subsidiaries.

Intra-group eliminations
------------------------

All intra-group balances and transactions have been eliminated.

III.  ACCOUNTING POLICIES AND METHODS
      -------------------------------

Evaluation and Presentation Methods
-----------------------------------

The methods of evaluation and presentation used to establish the consolidated financial statements and those of the companies within the scope of consolidation remain consistent with those of last year, with the exception of those relating to the amortization of the acquisition goodwill and the local businesses (see below, Intangible Assets).

Studies and Research
--------------------

The practice of the advertising profession has reached a highly technical level. All campaigns, all ideas are subjects of studies, research and testing (pre- and post-testings). Consumer behavior in various areas is also being studied through research programs.

The activity of media buying is also the subject of much research and modelling for optimizing the use of space, the choice of media and the selection of targets. To do so, Publicis and Optimedia use highly efficient computerized mathematical tools such as Optimix.

Publicis has at its disposal a media research center, the Credome, as well as an advertising research center, the Institute of Context Analysis, which are both equipped with very sophisticated products.

Furthermore, a new research product, Tweens, which appeared in 1996, was enriched and reinforced in 1997.

Numerous associates, most with scientific training, participated in this progress and anticipated the future to design the evolution of consumers and the needs of our advertisers in the future.

A large portion of the costs generated by the design and realization of these models and studies concerns products with long lives and could therefore be subject to capitalization with amortization over a period to be determined.

However, in an effort to be conservative, Publicis has considered these costs as expenses of the accounting period in which they were incurred. These major programs therefore do not appear in the assets of the balance sheet.

Intangible Assets
-----------------
These include the goodwill upon first consolidation, businesses, leaseholds and software.

Goodwill upon first consolidation
---------------------------------
The goodwill upon first consolidation represents the difference between the acquisition price of the stock of the consolidated companies and the Group's share in their net equity recomputed according to the Publicis principles and methods on the entry date into the consolidation.

This goodwill was analyzed to be allocated either to the valuation goodwill, which is composed of identifiable intangible assets, or to the acquisition goodwill, which is composed of non-identifiable intangible assets.

The valuation goodwill was determined on a basis of objective verifiable criteria: market share, stock, trade names, client lists, trademarks, revenue level and profitability and are therefore identifiable.

All of the goodwill upon first consolidation existing to date was allocated to identifiable intangible assets. Until the end of the previous accounting period, they had not been amortized in a systematic fashion. When needed, provisions or allowances were booked to take possible depreciation into account.

The acceleration of the concentration process among advertisers and communication professionals, as well as the necessary globalization of the networks, make up the framework in which the Group has, since last year, engaged its heavy financial investment policy and led us to revise our goodwill amortization policy.

Thus, as of January 1, 1997, it was decided to systematically amortize all of the goodwill and businesses according to the following major principles:

- immediate amortization of all small value goodwill (generally less than 1 million French francs)

-    media buying: amortization over a period of five years

- communication division: amortization over a period of between ten and forty years depending on the country, the size and specific characteristics of each agency, with the understanding that subsidiaries that are part of a joint-venture with a common management are in principle subject to amortization over a reduced period of five years.

Regarding a change in accounting methods, the impact of this on the financial statements at the beginning of the accounting period was directly charged to net equity, with a breakdown of the share attributable to the Group (charged to the consolidated reserves, Group share) and that attributable to minorities (charged to the consolidated reserves, non-Group share). This impact is clearly indicated in the variation of net equity (see Chapter IV - Variation of net equity).

As in the past, for the goodwill that is subject to long-term amortization, each year, its market value is examined on the basis of the parameters used at the time of their acquisition. In the case where this falls below the acquisition value decreased by the amortizations performed, over a lasting period, a provision for depreciation is booked.

Leaseholds and Businesses
-------------------------
The leaseholds appear in the balance sheet at historical cost made up of their cost at the time they entered the assets. These elements are not amortized; they are depreciated once their useful value is lower than their acquisition cost. Local businesses, which are close in nature to the valuation goodwill described above, were subject to treatment similar to that applied to goodwill upon first consolidation.

Software
--------
Software is amortized over a period not exceeding three years.

Tangible Fixed Assets
---------------------
Tangible fixed assets are valued at their cost price, which results either from their original value (purchase price increased by secondary costs: transportation costs, installation costs, set-up costs, etc.) or from their contribution value (most often their net book value). Some rare assets are subject to a legal revaluation in application of applicable laws; their amount is not significant.

Their depreciation is calculated according to the method that allows best to take into account their economic depreciation and the depreciation periods of tangible fixed assets most often used are the following (straight-line depreciation):

  - Buildings                                          20 years
  - Building improvements, general installations       10 years
  - Billboards                                          4 - 7 years
  - Office equipment, office furniture                  5 - 10 years
  - Transportation equipment                            4 years
  - Computer equipment                                  2 - 4 years

Self-constructed assets
-----------------------
The Group creates, for its advertisers, products that are usable over several accounting periods. In an effort to be conservative, these elements are not capitalized.

In the same manner, trademarks, businesses and other intangible assets created by the Group are not valued in the assets of the consolidated balance sheet.

Financial leases
----------------
Assets acquired through financial leases or long-term rental are not capitalized. The corresponding rents appear in the operating expenses of the accounting period to which they relate. The amount of rents remaining to be paid and other commitments connected to these contracts appear in the unrecorded obligations ("Off balance sheet commitments").

Capitalization of these assets would not have a significant impact on the consolidated balance sheet.

Non-consolidated Equity Investment
----------------------------------
These concern companies not included in the scope of consolidation (see Section II Scope of consolidation). If necessary, they are subject to provisions for depreciation when their going value is lower than their book value. The going value is determined according to criteria such as the revalued net assets, the capitalization of earnings, stock market price, sector prospects and their effect on the economic changes in the company and the strategic interest of the holding for the Group.

The possible provisions are classified under the heading "Provisions for Long-Term Financial Investments".

Receivables from controlled companies
-------------------------------------
This heading includes receivables of a financial nature held by the Group in companies consolidated by the equity method or non-consolidated.

A provision for depreciation is set aside when necessary, when there exists a risk of non-collection due to the financial position of the subsidiaries concerned. This provision therefore appears under the heading "Provisions for Long-Term Financial Investments".

Inventory and work in progress
------------------------------
Work in progress connected to advertising activity appears under this heading. This corresponds to the technical work of creation and production (graphics, TV, radio, publishing, etc...) billable to the client but not yet billed. It is depreciated once its realization value becomes lower than its cost.

Non-billable work or costs incurred to win new clients are not capitalized.

Financial Instruments
---------------------
The Group does not use derivative financial products: it has slight exposure to exchange and rate risks (see below). Treasury management focuses on investing financial surplus in liquid products, immediately available and not speculative.

Compensation for Retirement, End-of-Career, or similar benefits
----------------------------------------------------------------

French companies:

The Convention Collective de la Publicite [Collective Bargaining agreement for the Advertising sector] to which Publicis is subject provides for all associates end-of-career compensation equal to 1/4 of the months of the last compensation per year of service with the company. For management executives, this compensation rises to 1/3 of the monthly salary beyond the tenth year with the company. Associates with over 20 years seniority, benefit in addition from "loyalty bonuses" of 5% to 20%.

The end-of-career compensation acquired by associates over 50 is booked, social security expenses included, in provisions for liabilities and charges. Their annual variation is accounted for in the income statement.

End-of-career compensation for associates under 50 is not provisioned due to the heavy rotation of personnel and the nature of our business. Regular re-examination of the age pyramid justifies this position.

Foreign companies:

End-of-career compensation is provisioned depending on the regulations and legislation of each country. The principal ones concern Germany and Italy whose applied accounting principles are the following:

  - Actualization using mortality tables of the rights acquired by all associates in application of German law and agreements with unions

  - in Italy, regulation funds made up of the capitalized and re-actualized rights acquired.

Sales
------
Sales mainly correspond to the sale of production and advertising space.

Media buying in France:
-----------------------

The Sapin law, applied since March 31, 1993, modified the rules of operation in our profession by imposing an agency contract for activities in the media buying sector. Because of this, media buying operations carried out by authorized agents (agencies and media buyers) for their clients are no longer booked in the Sales and Purchases accounts. The claims and receivables connected to these operations are booked under the headings "Other Debtors" and "Other Creditors" of the balance sheet.

In order to compare our sales with those from prior accounting periods and with those of the international players in our sector, media sales processed by the French media buyers within the framework of the agency contract are included in the consolidated sales; this represents approximately 7% of our consolidated sales.

Revenue
-------
The revenue (or gross margin), difference between sales and the cost of external production and media purchases, is the concept currently used in our sector to measure the actual activity level. The only relevant figure showing the volume of activity of an advertising group, it is the expression of the true added value of the agencies.

Exposure to Exchange Rate Risks
-------------------------------
The Group exposure to exchange rate risks is slight as it generates 33% of its sales in France and 57% in the rest of Europe where the European Monetary System regulates currency fluctuations. However, in Europe, the Group may be subject to exchange rate variations on the pound sterling, which is still not integrated, in the European Monetary System.

Variations in the dollar exchange rate do not significantly affect the Group's financial statements (10% of the consolidated sales are generated in the United States).

As to the result of the companies accounted for by the equity method and due to the consolidation of True North, a 10% variation in the rate of the dollar affected the total consolidated result by about 3.3 million French francs.

The impact of rate variations on the consolidated financial statements (using the year-end rate method) is analyzed and commented on where it is significant.

Business transactions are mainly carried out in the local currencies of the countries in which they are conducted. There is no centralized financial and administrative management for worldwide budgets. These budgets are managed by management agreements relayed to all of the countries where our clients are established.

Furthermore, intra-group transactions between countries are of little importance. The exchange risk here is negligible and is not the subject of hedging operations.

Exposure to Interest Rate Risks
-------------------------------
Our Group exposure to interest rate risk is slight due to its healthy cash position. Thanks to this, the Group does not use financial instruments to hedge interest rate risks.

Taxes on Profits
----------------
All profits are taxed according to the regulations of the country in which they are realized.

All taxes due immediately or in the future are booked upon realization of the corresponding revenues.

Tax loss carry forwards and deferred depreciation are not subject to any entry in the assets of the consolidated balance sheet or to any accounting adjustment in the income statement. This conservative position has always been adopted by the Publicis Group and is applied to both the recognition and utilization of said losses.

In certain European countries (Great Britain, Netherlands, Germany, etc.) we have elected to constitute a single fiscal entity uniting all of our companies in these countries and allowing us to set off the losses and profits of these different entities.

The average rates of taxation of profits in 1997 in the main countries where we
-------------------------------------------------------------------------------
are established are the following:
---------------------------------


France                41.66%                  Italy            50%
Germany (1)           44% and 56%             Netherlands      35%
Belgium               41%                     Portugal         38%
Spain                 35%                     Switzerland      30%
Great Britain         31%                     United States    34%

(1)  44% for distributed profits and 56% for profits allocated in reserves.

IV - NOTES AND COMMENTS ON THE CONSOLIDATED BALANCE SHEET
---------------------------------------------------------

     Scope of consolidation
     ----------------------

The list of companies consolidated as at December 31, 1997 showing the methods of consolidation used, and the percentages of interests held, is attached herewith.

As mentioned in Section I - Significant events in 1997 -- the agencies of FCB - Paris, London, Lisbon and Athens have been transferred to True North within the framework of our agreements for separation.

The other changes of the scope of consolidation, which were made during 1997, have not had any significant effect on the financial statements of the Publicis Group as at December 31, 1997.

     Intangible assets
     -----------------

The movements of the accounting year are as follows:


---------------------------------------------------------------------------------------------------------
                  Gross value                      Movements - 1997                          Gross values
In thousands         as of                                                                      as of
 of French        12/31/1996                                                                  12/31/1997
 francs

                            ------------------------------------------------------------

                                                               Allocation       Foreign
                               Acquisitions      Disposals   to net equity    exchange and
                                                                                  misc.
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
Valuation
goodwill             706 177        106 883       (104 928)       (383 446)          2 222        326 908

---------------------------------------------------------------------------------------------------------

Businesses            33 967          7 434        (11 790)        (18 466)            ---         11 145
---------------------------------------------------------------------------------------------------------

Software,
leaseholds            33 087         11 412            ---             ---             ---         44 499
and
miscellaneous.

---------------------------------------------------------------------------------------------------------

TOTAL:               773 231        125 729       (116 718)       (401 912)          2 222        382 552
---------------------------------------------------------------------------------------------------------

Valuation goodwill:
-------------------

Acquisitions -- 106 883 000 French francs -- involve changes in scope. The deconsolidated assets are primarily composed of the following:

* 41 607 000 French francs, which resulted from the transfer of the FCB agencies to True North (cf. Section I);

* 61 030 000 French francs of disposals of goodwill upon first consolidation which has been fully amortized.

At December 31, 1997, the amount of valuation goodwill appearing in the consolidated balance sheet is broken down as follows:

*    Advertising agencies in France:                  100 239 000 French francs;
*    Advertising agencies in Europe:                  210 967 000 French francs;
*    Media buying in France, Publicis Centre Media:   None;
*    Publicis in the United States:                   15 702 000 French francs.

Businesses:
-----------

At December 31, 1997, the businesses included under this heading involve businesses acquired from advertising agencies, primarily in Europe. They amount to 10 615 000 French francs. As previously stated, businesses created by the company have not been valued in the assets of the balance sheet.

Net value of intangible assets amounts to the following:

----------------------------------------------------------------------------------------------------
                                             Gross value            Accumulated         Net value
In thousands of French francs              as of 12/31/1997        depreciation     as of 12/31/1997

----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
Valuation goodwill                                  326 908             (53 577)             273 331
----------------------------------------------------------------------------------------------------

Businesses                                           11 145              (3 011)               8 134
----------------------------------------------------------------------------------------------------

Software - Leasehold and miscellaneous               44 499             (33 475)              11 024
----------------------------------------------------------------------------------------------------

TOTAL                                               382 552             (90 063)             292 489
----------------------------------------------------------------------------------------------------

The accumulated depreciation on differences of valuation goodwill and businesses, an amount of 56 588 000 French francs, has been reduced by 59 million French francs, the main features of which are as follows:

*    28 601 000 French francs in allowances for the accounting year;

* 32 412 000 French francs in recovery of amortization on the previous accounting years;

* (69 255 000) French francs allocated to the gross assets (goodwill upon first consolidation and businesses fully depreciated and removed from the assets);

* (49 610 000) French francs in recovery of depreciation relating to the goodwill upon first consolidation and businesses allocated to net equity (processing of the change of method impact on the opening balance sheet).

As a result, the net amount allocated to net equity amounts to 384 713 000 French francs, 380 655 000 French francs for the Group share and 4 058 000 French francs for the minority shareholders, and is broken down as follows:

Goodwill upon first consolidation and businesses allocated to net
equity (gross):                                                     401 912 000

Depreciation previously carried out on these assets:                (49 610 000)

Recovery of depreciation on previous accounting years:               32 412 000

As at date December 31, 1997, the amount of net intangible assets, apart from software and leaseholds, in the amount of 281 466 000 French francs can be split between the Publicis Group share, for 278 618 000 French francs and those of the minority interests, for 2 848 000 French francs.

Net amounts stated above do not constitute an economic representation of the value of the Group's intangible elements, which is quite considerably greater, if reference is made to their market values.

     Tangible fixed assets
     ---------------------

The movements of tangible fixed assets for the accounting year were the following:


---------------------------------------------------------------------------------------------------------
                  Gross value                      Movements - 1997                          Gross values
In thousands         as of                                                                      as of
 of French        12/31/1996                                                                  12/31/1997
 francs

                            ------------------------------------------------------------

                                                              Variations in     Foreign
                               Acquisitions      Disposals    the scope of    exchange and
                                                              consolidation       misc.
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
Land and
buildings             40 984          3 329            ---             ---            (166)        44 147
---------------------------------------------------------------------------------------------------------

Others               696 613         90 024        (60 545)        (20 341)         21 060        726 871
---------------------------------------------------------------------------------------------------------

TOTAL                737 597         93 353        (60 545)        (20 341)         20 894        770 958
---------------------------------------------------------------------------------------------------------

Net value of the tangible fixed assets amounts to the following:

--------------------------------------------------------------------------------------------------

                                   Gross value                                        Net value
In thousands of French          as of 12/31/1997   Accumulated depreciation    as of 12/31/1997
 francs
--------------------------------------------------------------------------------------------------

Land and buildings                        44 147                    (15 349)             28 798
--------------------------------------------------------------------------------------------------

Others                                   726 811                   (505 534)            221 277
--------------------------------------------------------------------------------------------------

TOTAL                                    770 958                   (520 883)            250 075
--------------------------------------------------------------------------------------------------

Land and buildings:
-------------------

The Publicis Group owns real property, which appears in the balance sheet at a gross value of 44 million French francs and a net value of 29 million French francs.

This involves our agencies which own premises in Brussels, Amsterdam and Lisbon, with a total surface area of approximately 6,000 m/2/, in areas located within the city centers.

Other tangible fixed assets:
----------------------------

Among other tangible fixed assets, there is some significant data processing equipment, which is dedicated to creative advertising work and production, to media buying management, as well as to administrative work. The majority of the agencies have, at the present time, a significant number of PCs operating in networks.

     Non-consolidated investments
     ----------------------------

These are composed of the stocks of companies over which Publicis does not have a particularly significant influence, or which are of low value.

Non-consolidated investments appear on the balance sheet for a gross amount of 24 961 000 French francs and are provisioned under the heading "Provisions for long-term financial investments", at the level of 1 961 000 French francs, or a net amount of 23 000 000 French francs, as opposed to a net amount of 9 176 000 French francs as at December 31, 1996.

The increase in this heading primarily results from our acquiring a stake in the Nephtalie agency, right at the end of 1997.

     Investments accounted for by the equity method
     ----------------------------------------------


--------------------------------------------------------------------------------------------------
                                                            Value on the balance sheet
In thousand of French francs
                                                  ------------------------------------------------

                                                             1995           1996            1997
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------
TRUE NORTH COMMUNICATIONS (18.5%)                           92 895         122 057         146 565
Various within Publicis Europe                              12 121          13 122          11 028
--------------------------------------------------------------------------------------------------

TOTAL                                                      105 016         135 179         157 593
--------------------------------------------------------------------------------------------------

True North, held at the level of 18.5% by Publicis Communication till December 31, 1997, is listed on the New York Stock Exchange and is ranked as the 10th advertising communications groups, with sales of 4.2 billion dollars.

During the course of the summer, True North announced its merger project with Bozell, the 8th American group in global communication.

Upon the conclusion of this merger, which was approved by the general meeting of the shareholders of True North on December 30, 1997, our percentage interest was lowered to 10.6%, but we continue to be the leading shareholder in this new group.

Before the merger and the restructuring costs, the net consolidated income which is True North group share, was 31 245 000 dollars, as opposed to 27 834 000 dollars.

Our portion of the earnings, taking into account a holding of 18.5% throughout 1997, amounted to 33 277 000 French francs, as opposed to 37 246 000 French francs.

The 4 658 000 stocks of True North held by Publicis Communication appear on the consolidated balance sheet of the Publicis Group with a value of 146 565 000 French francs.

True North stock market value, on the basis of the shares existing at December 31, 1997, after an increase of capital, is approximlately 1.3 billion dollars, and the stake of Publicis Communication in True North contains an unrealized capital gain of approximately 700 000 000 French francs.

Variation of investments accounted for by the equity method:
------------------------------------------------------------

Between December 31, 1996 and December 31, 1997, this heading on the balance sheet has been increased by the consolidated companies' 1997 incomes, 37 million French francs or, after the deduction of the dividends paid, 17 million French francs.

     Other long-term financial investments
     -------------------------------------

Under this heading, in the amount of 40 728 000 French francs, as opposed to 34 312 000 French francs as at December 31, 1996, primarily appear sums paid to third parties as guaranties or security (essentially, security deposits for real estate rentals) and the loans granted by companies of the group (loans for construction purposes and others).

     Inventory and work in progress
     ------------------------------

This heading, which amounted to 269 436 000 French francs in 1997, as opposed to 214 757 000 French francs in 1996, exclusively comprises work in progress connected with advertising activity.

     Advances and down payments to suppliers
     ---------------------------------------

This account, in the amount of 40 260 000 French francs, as opposed to 61 792 000 French francs as at the date December 31, 1996, records the advances and down payments made by the Group to suppliers:

*    Before the orders are carried out  (advances);

*    Upon proof of the partial fulfillment of the orders (down payments).

     Trade receivables
     -----------------
These are accounted under consolidated assets for 2 456 964 000 French francs, as opposed to 2 246 095 000 French francs as at December 31, 1996.

All of the receivables connected with the business cycle, as well as notes receivable and accrued receivables arising from transactions of the accounting year, appear under this heading. These receivables are all considered as short-term.

Receivables connected with the media buying transactions in France have, because of the specific features of this sector, been recorded under "Other debtors". The average payment time for client credit amounted, as at December 31, 1997, to 44 days.

Sundry debtors
--------------
This heading, in the amount of 924 391 000 French francs, as opposed to 893 294 000 French francs as at December 31, 1996, includes sums owed by the advertisers to the French media buyers and advertising agencies for the purchases carried out within the agency contract framework led down by the Sapin law, as well as amounts receivable from tax, social security and related authorities.

     Cash
     ----
Cash primarily comprises the liquid banking assets and the transferable investment securities. Cash surpluses have been invested, in short term liquid assets (SICAV-FCP or instruments of the same type) and are immediately available. The Group does not use any derivative financial instrument.

Our Group is composed of separate legal entities emerging from different local rights and shareholding structures, as a result, it is not possible to carry out accounting netting -- either within one country, or within the legal structures -- between the debtor balances (cash and cash equivalents) and the bank creditor balances. We do, of course, in a certain number of cases, practice a policy of treasury management centralized by financing the requirements of certain of our subsidiaries with the surpluses of the others, while still observing market conditions in order to ensure remuneration of the said transactions.

Net available cash of the Publicis Group as at December 31, 1997 is the following (in French francs):


Cash and cash equivalents:       729 400 000
Bank creditor balances:         (270 647 000)
                                ------------
Net cash position:               458 753 000

This cash position may be considered as being representative of the net average available funds, with the seasonal variations being quite minor. Net cash position has increased by 78 859 000 French francs compared to the December 31, 1996 position of 379 894 000 French francs.

     Asset adjustment accounts
     -------------------------

This heading, in the amount of 76 505 000 French francs (compared to 52 376 000 French francs in 1996), primarily comprises expenses to be allocated over several accounting periods and prepaid expenses.

Unrealized foreign exchange losses arising from subsidiaries accounts and corresponding to potential foreign exchange losses on payables and receivables existing at the date of these financial statements also appear here.

Provisions have been booked for potential losses in the reserves for liabilities and charges.

     Net equity and reserves
     -----------------------

     a)  Variation
         ---------

The variation in the Group net equity, and the interests outside the Group, between December 31, 1996 and December 31, 1997, before the 1997 income as follows:


In thousands of French francs                                                  Group       Interest
                                                                  Total        share       Outside
---------------------------------------------------------------------------------------------------
Net equity as at December 31, 1996...........................   1 317 148      951 078      366 070
1996 Income..................................................     259 181      184 335       74 846
                                                                ---------    ---------     --------
Theoretical net equity as at December 31, 1997...............   1 576 329    1 135 413      440 916

1997 transactions affecting net equity:
*  Capital increase (and premium) of Publicis Communication..     142 627      142 627          ---
*  Distributions of dividends by the parent company..........     (25 900)     (25 900)         ---
*  Distributions of dividends by subsidiaries to minority
 shareholders................................................     (26 710)         ---      (26 710)
*  Allocation of differences of acquisition goodwill and
 businesses..................................................    (384 712)    (380 654)      (4 058)
*  Impact of separation with True North......................    (247 051)     122 793     (369 844)
*  Differences in currency rates conversion..................       2 671        3 088         (417)
*  Differences in scope of consolidation and miscellaneous...         171        1 763       (1 592)
---------------------------------------------------------------------------------------------------

Net equity as at December 31, 1997
before the income of accounting year 1997....................   1 037 425      999 130       38 295
---------------------------------------------------------------------------------------------------

Dividends distributed:
----------------------
* By the parent corporation: a dividend of 14 French francs per share of Publicis Communication upon the 1 850 000 shares comprising the capital.
* By the subsidiaries to the minority interests: essentially the dividends paid by Publicis Europe subsidiaries outside of the Group (22 million French francs), as well as the share of the minority interests in the dividends distributed by the subsidiaries.

Allocation of the acquisition goodwill and businesses:
------------------------------------------------------
As described under the paragraph "Intangible assets" (Section III), we have made a change in the method relating to the depreciation of the goodwill upon first consolidation and businesses.

The impact on the opening balance sheet of the change in method has been booked as a reduction of the shareholder net equity and divided up among the share attributable to the Group and that attributable to minority interests. Details of these sums are given in the paragraph "Intangible Assets"

Effects of the agreement for separation with True North:
--------------------------------------------------------
The agreement for separation, the main lines of which have been stated at the beginning of this document (Section 1 - Significant events during 1997), led to the group generating a negative acquisition goodwill, which has been allocated into an increase in the Group share of net equity.

The effect on the minority interests is a sharp dilution, essentially due to the disappearance of the minority shareholders (49%) from Publicis Europe, with Publicis Communication now having the full control of this group.

Foreign exchange unrealized gains and losses:
---------------------------------------------
As was noted in Section II - Foreign companies, the foreign exchange differences noted, from one accounting year to the other, at the time of the conversion of the foreign subsidiaries accounts, are recorded under the net equity and split, according to the percentages of holding, in "Group share" and "Minority Interests share".

The principal foreign exchange unrealized gains and losses recorded in 1997 are connected with the increase in the exchange rate of the dollar (5.24 French francs at December 31, 1996, 5.99 French francs at December 31, 1997, i.e. an increase of 14%), and of the Pound sterling (rise from 8.90 as of the date December 31, 1996 to 9.92 French francs at December 31, 1997, i.e. an increase of 11%), which were offset by the drop in the guilder (3 French francs as of the date December 31, 1996, to 2.97 French francs at December 31, 1997).

     b)  Analysis:
         ---------

Net equity of the Group is broken down as follows (in thousands of French francs):


---------------------------------------------------------------------------
  Share Capital.................................................  199 263
  Reserves of the parent corporation............................  557 970
  Consolidated reserves.........................................  241 896
---------------------------------------------------------------------------
  Net equity of the Group as at December 31, 1997...............  999 129
---------------------------------------------------------------------------

     Reserves for liabilities and charges
     ------------------------------------

These amount to 282 931 000 French francs as at December 31, 1997, as opposed to 283 948 000 French francs during the previous accounting period, or a decline of 1 017 000 French francs.

The reserves for liabilities and charges are, by their intrinsic nature, earmarked to cover liabilities and charges brought about by operating our business. These reserves can not, by their very nature, generally be the subject of very precise calculations.

Publicis Group policy in setting up these reserves gives shows a great conservatism and prudence in risk assessment. The annual allowances to the reserves for liabilities and charges are, in a general manner, the subject of tax deductions in the countries in which they have been set up. However, some of them are not deductible by their very nature and, in the case of others, Publicis, in a conservative approach, and in order to avoid any dispute with the local tax authorities considers that they must not be deducted from the taxable profit.

At December 31, 1997, about half of the reserves for liabilities and charges had not been deducted for tax purposes and are therefore tax-free. These reserves for liabilities and charges can, therefore, be considered as permanent resources.

Reserves  for Retirement, End-of-Career, or similar benefits
-------------------------------------------------------------
This heading, the primary component of the reserves for liabilities and charges, amounted to 119 892 000 French francs as at December 31, 1997, as opposed to 120 135 000 French francs during the last year.

The accounting principles dealing with these reserves have been described in
Section III - Compensation upon departure for retirement, end of career, and similar benefits.

The reserves booked in France amount to 43 095 000 French francs, and those in Europe (primarily Germany and Italy) amount to 76 797 000 French francs.

Reserves for lawsuits, general risks, and doubtful accounts:
------------------------------------------------------------
These appear in the reserves for liabilities and charges for a total amount of 109 666 000 French francs, compared to 82 181 000 French francs at December 31, 1996.

Other reserves:
---------------
These include the reserves for major repairs, for data processing expenses, and for moving, as well as payments for personnel, taxes, financial risks, and miscellaneous risks, and amounted to 53 373 000 French francs in 1997, as opposed to 81 632 000 French francs during the previous year.

     Long Term Debts (excluding banks)
     ---------------------------------

These amounted to 42 566 000 French francs at December 31, 1997, as opposed to 67 364 000 French francs during the previous year.

This heading primarily comprises obligations to former shareholders of consolidated subsidiaries and price supplements to be paid; security deposits received likewise figure in these.

     Advances and down-payments from clients
     ---------------------------------------

This account, in the amount of 219 277 000 French francs, as opposed to 173 156 000 French francs during the previous year, records cash received from the clients once the sale has been concluded, as a partial payment of the price stipulated in the contract. A distinction is made between:
*    Advances paid before the execution of the contract; and:
*    Down payments paid upon proof of partial completion.

     Trade Payables
     --------------

This heading amounted to 1 840 060 000 French francs as at December 31, 1997, as opposed to 1 591 849 000 French francs during 1996.

This comprises all the business liabilities (including notes payable and invoices to be received) which are connected with the acquisition of goods and services, with the exception of those relating to the transactions for media buying in France carried out within the Sapin law framework (classified under "Other creditors").

The average supplier payment time ranked 36 days during 1997.

     Sundry creditors
     ----------------

These amounted to 1 359 933 000 French francs as at December 31, 1997, as opposed to 1 210 512 000 French francs during 1996.

The sums due to media in France by media buyers within the agency contract framework imposed by the Sapin law appear under the section "Other creditors" (cf. Section III - Sales).

This heading likewise records debts involving amounts due to tax and social security authorities, as well as other third parties.

     Prepaid income
     --------------

This heading, includes prepaid income and unrealized foreign exchange gains, amounts to 123 255 000 French francs as at December 31, 1997, as opposed to 67 341 000 French francs in 1996.

     Financial indicators and ratios
     -------------------------------

--------------------------------------------------------------------------------------------------------------
                                                                       1995            1996            1997
--------------------------------------------------------------------------------------------------------------

Working Capital (in French francs)..........................       355 007 000     512 462 000     524 056 000


Coverage Rate of assets by Equity...........................              1.33            1.48            1.69

Assets / Total balance sheet................................                20%             19%             14%

Net equity / Total balance sheet............................                27%             28%             23%

Net Equity, Group share, (in French francs):

 *  Before the allocation of the valuation goodwill and
    businesses..............................................     1 012 882 000   1 135 415 000   1 216 507 000

 *   After the allocation of the valuation goodwill and
     businesses.............................................        580 655 00     718 049 000     9*7 869 000

                                                                    None (1)        None (1)        None (1)

Indebtedness /Net Equity....................................
--------------------------------------------------------------------------------------------------------------

(*)  The net cash position of the Group is positive.
--------------------------------------------------------------------------------------------------------------

V - NOTES AND COMMENTS ON THE CONSOLIDATED INCOME STATEMENT
-----------------------------------------------------------

     Distribution of sales and of income
     -----------------------------------

1997 consolidated sales increased by 5%, to 20.5 billion French francs. The impact of the FCB agencies transfer in Paris, London and Lisbon (1.2 billion French francs of sales in 1996) has been compensated for by the increase in sales of the other subsidiaries of Publicis Europe and of Publicis Bloom.

On a comparable scope of consolidation and exchange rate basis, the increase in sales amounts to 7.5%.


----------------------------------------------------------------------------------------------------------------------------------
By geographical                               Current result -- Group share (1)            1997 Net result -- Group share,
 areas                 1997 Sales               In millions of French francs                 In millions of French francs
                  ----------------------------------------------------------------------------------------------------------------

                                           Excluding results     Including results                After depreciation
                                             of companies          of companies                     of the goodwill
                    In billions of         accounted for by       accounted for by                    upon first
                    French francs          the equity method     the equity method                   consolidation
----------------------------------------------------------------------------------------------------------------------------------
FRANCE               7.2       33%          85           41%      85           35%                 74            34%
----------------------------------------------------------------------------------------------------------------------------------
EUROPE              12.3       57%         104           50%     108           44%                 91            42%
----------------------------------------------------------------------------------------------------------------------------------
UNITED STATES        2.1       10%          19            9%      52           21%                 52            24%
----------------------------------------------------------------------------------------------------------------------------------
Inter-Group         (1.1)     ---            0          ---        0          ---                 ---           ---
----------------------------------------------------------------------------------------------------------------------------------

TOTAL               20.5      100%         208          100%     245          100%                217           100%
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
(1)  Before the depreciation of the goodwill upon first consolidation.
----------------------------------------------------------------------------------------------------------------------------------

Details of sales per country (apart from France)
------------------------------------------------


                                           Sales,              % of the
                                      in billions of     total consolidated
                                          Francs                sales
------------------------------------------------------------------------------

Germany                                    4.3                    20%
Great Britain                              2.5                    12%
United States                              2.1                    10%
Netherlands                                1.2                     6%
Italy                                      0.8                     4%
Spain                                      0.7                     3%
Switzerland                                0.6                     3%
Others                                     2.3                    11%
------------------------------------------------------------------------------

TOTAL  OUTSIDE FRANCE                     14.3                    67%
------------------------------------------------------------------------------

     Staff changes and breakdown
     ---------------------------


                                     1995                 1996                 1997
-------------------------------------------------------------------------------------------
By geographical areas
---------------------

FRANCE                              1 816                1 900                1 828
EUROPE                              2 487                2 553                2 612
UNITED STATES                         290                  278                  287
-------------------------------------------------------------------------------------------

                                    4 593                4 731                4 727
-------------------------------------------------------------------------------------------


Distribution by function
------------------------
Sales and marketing                 45%
Creative work                       20%
Administration / Management         20%
Production                          10%
Media / Research                     5%
                                -------
                                   100%

     Personnel expenses
     ------------------

These amounted to 1 748 587 000 French francs in 1997, compared to 1 682 832 000 French francs in 1996, and include all compensation expenses, namely:
* Personnel compensation (wages, salaries, commission fees, premiums, bonuses, profit-sharing plans, and paid vacations);
*    Social security contribution and benefit fund payments.
Tax liabilities based on payroll are included in operating expenses.

     Operating expenses
     ------------------

This heading, in the amount of 864 050 000 French francs, as opposed to 863 659 000 French francs during the previous year, includes all external charges other than purchases.

A division is made, primarily, into the following:
*    Rents, additional property expenses;
* Supplies, printed office materials, and non-stored purchases of materials and supplies;
*    Data processing expenses (Sub-contracting or processing services);
*    Professional fees, commission fees, and brokerage fees;
*    Studies and research (cf. Section III - Studies and research);
*    Insurance premiums;
* Advertising and public relations expenses which are aimed to commercial promotion of the companies (publicity actions -- catalogues and printed materials -- conventions -- seminars -- premiums and publicity objects -- gifts to clients);
*    Transport expenses, mission and entertainment expenses;
*    Mail and banking services expenses;
* Various operating expenses (dues, directors' fees, loss on bad debts, gifts and donations,...);
* Taxes (other than income tax payments), assessments and similar payments, mainly including charges based upon salaries and fiscal contributions;
*    Other operating expenses.

     Depreciation allowances
     -----------------------

This heading, which amounts to 98 930 000 French francs, as opposed to 102 761 000 French francs in 1996, includes depreciation allowances due to business operations.

Those of an exceptional character corresponding to irrevocable depreciation, as well as the excess of tax depreciation over normal depreciation, are recorded under the heading of extraordinary result. The depreciation allowance of the businesses and goodwill upon first consolidation appears on a special line of the income statement (cf. below "Depreciation allowances for goodwill upon first consolidation").

Depreciation allowances comes from depreciation schedules applied for each category of depreciable assets described in Section III - Intangible and tangible assets.

The depreciation allowances for year 1997 can be split as follows:
*    Depreciation of tangible fixed assets: 87 million French francs;
* Depreciation of other intangible assets (apart from goodwill upon first consolidation) and expenses to be allocated over several periods: 12 million French francs.

     Operating reserves
     ------------------

This heading, in the amount of 27 282 000 French francs, as opposed to 20 884 000 French francs during 1996, records the allowances to the reserves for assets depreciation (apart from those relating to clients appearing under "Reserves for bad debts"), as well as allowances to reserves for liabilities and charges dealing with business matters.

     Financial result
     ----------------

This heading corresponds to the balance of financial income and financial expenses, after elimination of dividends paid by the consolidated subsidiaries to their parent corporation; 33 157 000 French francs for 1997 (compared to 23 772 000 French francs in 1996).

     Extraordinary Income
     --------------------

Extraordinary income amounted, during 1997, to a loss of 1 240 000 French francs, as opposed to a loss of 5 336 000 French francs during the previous year.

All of the amounts stated under this heading correspond to extraordinary expenses or profits as defined by the French Chart of Accounts.

The following are, in particular, included under this heading:
* Extraordinary expenses and profits on management operations (penalties, fines, gifts, bad debts, subsidies...);

* Appropriations and recoveries of depreciation and exceptional reserves (on assets, regulated reserves and extraordinary depreciation, reserves for extraordinary liabilities and charges...).

It is necessary to emphasize, however, that this heading only records the amounts which were exceptional by reason of their nature or their amount, but does not include operating expenses of an exceptional nature. Thus, all personnel expenses and all operating charges with an exceptional character generated during mergers of agencies or their geographical transfer continue to be booked under operating expenses.

     Compulsory employee profit sharing scheme
     -----------------------------------------

This amounts to 11 460 000 French francs, as opposed to 8 614 000 French francs during the previous year.

This heading, specific to France, only includes sums, accounted within the plan required by French law.

All other variable payments appear under the heading of "Personnel expenses".

     Income  taxes
     -------------

These taxes are booked in accordance with the methods described under Section III - corporate taxes and taxes on profits, and amounted to 168 445 000 French francs during 1997, as opposed to 128 263 000 French francs during 1996.

Our subsidiary Publicis conseil benefited during 1997 from a tax saving of nearly 3 million French francs, by using the FCAB loss carry-forwards (7.5 million French francs). Long-term capital losses (up to 2003 and beyond) amount to 96 751 000 French francs.

Publicis Communication has, for its own part, as at December 31, 1997, 6 945 000 French francs of deferred depreciation.

Because of our conservatism principle, no loss carry-forward has been booked in the consolidated financial statements, although having subsequent future recovery probability.

The average tax rate on companies (applied to the current result) amounts to 39%, as opposed to 36% during 1996.

The amount of taxes paid in France was 67 122 000 French francs (including the surtaxes of 10 and 15%), and those paid abroad were 101 323 000 French francs.

     Income from the companies accounted for by the equity method
     ------------------------------------------------------------


---------------------------------------------------------------------------------------------------
                                                              Share of the income
                                             ------------------------------------------------------
In thousands of French francs                        1995              1996              1997
---------------------------------------------------------------------------------------------------

TRUE NORTH COMMUNICATIONS (18.5%)............      26 741            37 246            33 277
Other within Publicis Europe Group...........       6 005             6 238             3 909
---------------------------------------------------------------------------------------------------
TOTAL                                              32 746            43 484            37 186
---------------------------------------------------------------------------------------------------

The decline in the results of the companies accounted for by the equity method is due to the decrease in our share of True North results.

Total income and Group share before depreciation of goodwill upon first
-----------------------------------------------------------------------
consolidation
--------------

Publicis Communication Group's net result amounted to 276 153 000 French francs during 1997, and 244 732 000 French francs for the Group share, as opposed to 281 173 000 French francs and 197 131 000 French francs, respectively, as at December 31, 1996.

     Depreciation allowance of the goodwill upon first consolidation
     ---------------------------------------------------------------

Depreciation allowance of the goodwill upon first consolidation and businesses of 21 992 000 French francs during 1996 has been increased to 28 606 000 French francs during 1997 due to the application of our new depreciation policy which is described in Section III, "Intangible assets". Group share in the allowance amounts to 27 354 000 French francs, as opposed to 12 796 000 during 1996.

The appropriation to the depreciation of the goodwill upon first consolidation is broken down as follows:

*  France                      10 397 000 French francs             (Group share: 10 299 000)
*  Europe                      18 117 000 French francs             (Group share: 16 967 000)
*  United States                   92 000 French francs             (Group share:     88 000)

Total income and Group share after depreciation of goodwill upon first consolidation
------------------------------------------------------------------------------------

After taking the depreciation of goodwill upon first consolidation into account, net total income amounted to 247 547 000 French francs, and the Group share amounted to 217 378 000 French francs, as opposed to 259 181 000 French francs and 184 335 000 French francs, respectively, for 1996.

     Financial indicators and ratios
     -------------------------------

---------------------------------------------------------------------------------------------------------
                                                           1995               1996               1997
---------------------------------------------------------------------------------------------------------

Personnel expenses / Income..................              55.8%              55.c%              55.7%

Operating Expenses / Income..................              28.3%              28.4%              27.5%
---------------------------------------------------------------------------------------------------------
Net consolidated income (excluding
 extraordinary reserves).....................       240 861 000        259 181 000        247 547 000
Depreciation allowance.......................       120 724 000        124 733 000        127 536 000

CASH FLOW....................................       361 585 000        383 934 000        375 083 000

Cash Flow / Income...........................              12.5%              12.6%              11.9%

---------------------------------------------------------------------------------------------------------
Result before depreciation, reserves,
 financial result, taxes and extraordinary
 result:  INTERIM RESULT (EBDIT).............       483 639 000        503 065 000        531 460 000

Result before taxes, extraordinary result
 and depreciation of goodwill upon first
 consolidation:  CURRENT RESULT (EBIT).......       356 279 000        379 902 000        420 112 000

INTERIM RESULT / Income......................              16.5%              16.5%              16.9%

CURRENT RESULT / Income......................              12.1%              12.5%              13.4%

---------------------------------------------------------------------------------------------------------

VI - MISCELLANEOUS INFORMATION
------------------------------

     Guarantees and commitments
     --------------------------

--------------------------------------------------------------------------------------------------------
                                                      commitments made             commitments received
In thousands of French francs
                                                --------------------------------------------------------

                                                  1995      1996       1997       1995    1996     1997
========================================================================================================
Discounted notes not yet matured..............     3 300     3 222      3 156       --       --       --
Endorsements and guarantees...................     4 443     1 704        721      325    1 188    1 796
Financial leases commitments (1)..............     5 798     5 752      5 293       --       --       --
Miscellaneous.................................     7 431       487      3 327       --       --       --
--------------------------------------------------------------------------------------------------------

                             TOTAL:               20 972    11 266     12 497      325    1 188    1 796
--------------------------------------------------------------------------------------------------------

     Changes in  consolidated activity over  the past 5 years
     --------------------------------------------------------

---------------------------------------------------------------------------------------------------
In millions of French francs                 1993        1994        1995        1996        1997
===================================================================================================
SALES                                        15 838      17 562      18 133      19 536      20 480
---------------------------------------------------------------------------------------------------
INCOME                                        2 454       2 738       2 936       3 042       3 139
---------------------------------------------------------------------------------------------------
TOTAL RESULT                                    206         118         241         259         248
---------------------------------------------------------------------------------------------------
RESULT - GROUP SHARE
(before depreciation ... /illegible/)           132          71         161         197         245
---------------------------------------------------------------------------------------------------
RESULT - GROUP SHARE                            127          66         155         184         217
---------------------------------------------------------------------------------------------------
CASH FLOW                                       305         233         362         384         375
---------------------------------------------------------------------------------------------------

                                   Publicis

                        List of Consolidated Companies


At December 31, 1997
--------------------

                                           %
Company Name                           Ownership      Activity        Country     City
------------                           ----------     --------        -------     ----
PUBLICIS CONSEIL                           99.61      Advertising     France      Paris
FCA/B.M.Z                                 100.00      Advertising     France      Paris
Exclamation                                89.97      Advertising     France      Paris
Loeb et Associes                           55.00      Advertising     France      Paris
Publicis Et Nous                           61.88      Advertising     France      Paris
Mundocom                                  100.00      Advertising     France      Paris
Interplans Edition                        100.00      Advertising     France      Paris
Union Commerciale d'Imprimerie            100.00      Advertising     France      Paris
Publicis Direct                            77.04      Advertising     France      Paris
Direct Academy                            100.00      Advertising     France      Paris
Parti Print                               100.00      Advertising     France      Paris
Procis                                     90.18      Advertising     France      Paris
Directis                                   60.00      Advertising     France      Paris
ID3d                                       89.84      Advertising     France      Paris
Extension                                 100.00      Advertising     France      Paris
Publicis Design                           100.00      Advertising     France      Paris
Motivom                                    74.50      Advertising     France      Paris
Media System                               99.67      Advertising     France      Paris
Verbe Consumer                             99.74      Advertising     France      Paris
Guillaume Tell                             80.00      Advertising     France      Paris
Verbe                                      70.00      Advertising     France      Paris
Publicis Hourra                            80.71      Advertising     France      Lille
Epure                                      99.67      Advertising     France      Lille
Publicis Cachemire                         66.93      Advertising     France      Lyon, Clermont-Ferrand
Phreas                                     99.00      Advertising     France      Lyon
2/eme/ Communication                       51.00      Advertising     France      Lyon
Publicis Mediterranee                     100.00      Advertising     France      Marseille
Publicis Soleil                            50.25      Advertising     France      Toulouse, Montpellier
Publicis Grand Angle                       74.11      Advertising     France      Brest, Nantes, Rennes
Positif                                    99.80      Advertising     France      Brest
Publicis Koufra                            63.32      Advertising     France      Nancy, Dijon, Strasbourg
Publicis Qualigraphie                      99.00      Advertising     France      Rouen, Caen
Publicis Atlantique                       100.00      Advertising     France      Bourdeaux
Expression                                100.00      Advertising     France      Bourdeaux
Publicis Racines                           66.00      Advertising     France      Tours
SKTS                                       68.78      Advertising     France      Paris
Exaudi                                     99.80      Advertising     France      Paris
Hautefeuille Besancon                     100.00      Advertising     France      Besancon
Hautefeuille Regions                      100.00      Advertising     France      Lyon
O' de Formes                               76.00      Advertising     France      Lyon
O' REP FLB                                 65.00      Advertising     France      Lyon
Publicis Alpes                             99.85      Advertising     France      Annecy

                                     %
Company Name                     Ownership       Activity        Country            City
------------                     ---------       --------        -------            ----
PUBLICIS EUROPE                    100.00        Finance         Netherlands        Amsterdam
FCA/BMZ International              100.00        Advertising     France             Paris
Publicis                           100.00        Advertising     Austria            Vienna
Publicis                           100.00        Advertising     Belgium            Brussels
Cre-Action  Full Option             53.95        Advertising     Belgium            Brussels
FCA!BMZ.                           100.00        Advertising     Belgium            Brussels
Publicis                           100.00        Advertising     Croatia            Zagreb
Publicis                            60.00        Advertising     Czech Republic     Prague
Publicis                           100.00        Advertising     Denmark            Copenhague
Publicis Torma                      45.03        Advertising     Finland            Helsinki
Publicis Communication             100.00        Finance         Germany            Dusseldorf
FCA! BMZ                            82.00        Advertising     Germany            Dusseldorf
Prorepro                           100.00        Advertising     Germany            Dusseldorf
More Sales                          84.80        Advertising     Germany            Dusseldorf
More Media                          90.00        Advertising     Germany            Dusseldorf
Publicis                           100.00        Advertising     Germany            Frankfurt
Mundocom                           100.00        Advertising     Germany            Frankfurt
Mundo Sales                        100.00        Advertising     Germany            Frankfurt
Publicis Hamburg                    98.00        Advertising     Germany            Hamburg
Optimedia                          100.00        Media Buying    Germany            Dusseldorf
Publicis Dialog                     90.00        Advertising     Germany            Hamburg
Publicis Vital                      90.00        Advertising     Germany            Frankfurt
Publicis MCD                        74.90        Advertising     Germany            Erlangen, Munich
Contur                             100.00        Advertising     Germany            Friedrichsdorf
Contur Identify Design             100.00        Advertising     Germany            Friedrichsdorf
Contec                             100.00        Advertising     Germany            Friedrichsdorf
Sisphos                             51.00        Advertising     Germany            Berlin
Publicis                           100.00        Advertising     Greece             Athens
Publicis                           100.00        Advertising     Hungary            Budapest
Publicis                           100.00        Advertising     Italy              Milan, Rome
FCA! BMZ                           100.00        Advertising     Italy              Milan
Optimedia Italia                   100.00        Advertising     Italy              Milan
Overad                             100.00        Finance         Netherlands        Amsterdam
Overad Property                    100.00        Finance         Netherlands        Amsterdam
Publicis                           100.00        Advertising     Netherlands        Amsterdam
AMI                                 51.00        Advertising     Netherlands        Amsterdam
Mundocom A.A.C.                     75.00        Advertising     Netherlands        Amsterdam, Eindhoven
Kern Habbema & Yap                  53.00        Advertising     Netherlands        Amsterdam
Bruggenwirth, Mass & Boswinkel      52.00        Advertising     Netherlands        Amsterdam
FCA! Amsterdam                      97.00        Finance         Netherlands        Amsterdam
FCA! Walker                         88.00        Finance         Netherlands        Amsterdam
FCA! Werner & Messelink             60.00        Finance         Netherlands        Amsterdam
Publicis                           100.00        Advertising     Norway             Oslo
Publicis Direct                     98.50        Advertising     Norway             Oslo
Strategic Marketing                100.00        Advertising     Norway             Oslo
Publicis Pulse Norway              100.00        Advertising     Norway             Oslo
Publicis Reklamebyra                95.38        Advertising     Norway             Oslo
Park FCA!BMZ                       100.00        Advertising     Norway             Oslo
Sponsor Marketing                   65.00        Advertising     Norway             Oslo
Publicis                            70.00        Advertising     Poland             Warsaw
Publicis                            90.00        Advertising     Portugal           Lisbon
BMZ/Park                            56.44        Advertising     Portugal           Lisbon
Optimedia                           93.00        Media Buying    Portugal           Lisbon
Publicis                           100.00        Advertising     Russia             Moscow
Publicis Virgo                      60.00        Advertising     Slovenia           Ljubljana


Publicis                           100.00     Advertising      Spain              Madrid, Barcelona,
                                                                                  Sevilla, Valencia, Alicante
Optimedia                           98.00     Media Buying     Spain              Madrid
FCA/BMZ CID                        100.00     Advertising      Spain              Madrid, Barcelona,
                                                                                  Sevilla
Publicis Etoiles                   100.00     Finance          Sweden             Stockholm
Publicis GRO & S                    76.00     Advertising      Sweden             Stockholm
Publicis Farner                     90.00     Advertising      Switzerland        Zurich
Publicis BEP                       100.00     Advertising      Switzerland        Lausanne
Multi Market Services              100.00     Finance          United Kingdom     London
Publicis                           100.00     Advertising      United Kingdom     London
Mundocom                           100.00     Advertising      United Kingdom     London
Optimedia International            100.00     Advertising      United Kingdom     London
Impact                             100.00     Advertising      United Kingdom     London
FCA! London                        100.00     Advertising      United Kingdom     London
Publicis Financial                 100.00     Advertising      United Kingdom     London
KWS                                100.00     Advertising      United Kingdom     London
Publicis Technology                100.00     Advertising      United Kingdom     London

PUBLICIS BLOOM                      96.15     Advertising      United States      New York, Dallas

WAM                                 99.68     Advertising      France             Paris

PUBLICIS CENTRE MEDIA              100.00     Media Buying     France             Paris
Credome                            100.00     Media Buying     France             Paris

PUBLICIS CONSULTANTS               100.00     Advertising      France             Paris
Publicis Consultants Nederland      90.00     Advertising      Netherlands        Amsterdam
FCA Bruxelles                      100.00     Advertising      Belgium            Brussels