Form 10-Q
period 1998-06-30
TRUE NORTH COMMUNICATIONS INC
filed 1998-08-13
CIK 37931

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                              ____________________


                                   Form 10-Q



                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

                      For the quarter ended June 30, 1998

                          Commission file no. 1-5029

                             ____________________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

There were 44,706,424 shares of the Registrant's 33 1/3 cents per share par value Common Stock outstanding as of August 10, 1998.

                         TRUE NORTH COMMUNICATIONS INC.

                                     INDEX


                                                                      Page
                                                                     Number
                                                                     ------
PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements and Exhibits

          Consolidated Condensed Statements of Income for the
            Three Months Ended June 30, 1997 and 1998                 3

          Consolidated Condensed Statements of Income for the
            Six Months Ended June 30, 1997 and 1998                   4

          Consolidated Condensed Balance Sheets as of June 30, 1997,
            December 31, 1997, and June 30, 1998                      5

          Consolidated Condensed Statements of Cash Flows for the
            Six Months Ended June 30, 1997 and 1998                   6

          Notes to Consolidated Condensed Financial Statements for
            the Six Months Ended June 30, 1997 and 1998               7

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       9

PART II.  OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security Holders         12

  Item 6. Exhibits and Reports on Form 8-K                            13

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
                (Amounts in thousands, except per share amounts)

                                            Three months ended June 30,
                                            ---------------------------
                                                   1997           1998
                                            -----------   ------------
Revenues                                       $301,308       $311,467
                                            -----------   ------------
Operating Expenses:
    Salaries and employee benefits             $189,081       $190,356
    Office and general                           88,755         87,671
                                            -----------   ------------
        Total operating expenses               $277,836       $278,027
                                            -----------   ------------
Operating Income                               $ 23,472       $ 33,440
Other Income (Expense)                           (4,156)        (4,132)
                                            -----------   ------------
Pretax Income                                  $ 19,316       $ 29,308
Provision For Taxes                               9,680         13,613
                                            -----------   ------------
                                               $  9,636       $ 15,695
Minority Interest (Expense)                        (200)        (1,250)
Equity Income                                     5,217          3,255
                                            -----------   ------------
Net Income (Loss)                              $ 14,653       $ 17,700
                                            ===========   ============
Earnings Per Share:
    Basic                                      $   0.34       $   0.40
                                            ===========   ============
    Diluted                                    $   0.33       $   0.38
                                            ===========   ============


        The accompanying notes are an integral part of these statements.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
                (Amounts in thousands, except per share amounts)



                                                              Six months ended June 30,
                                                              -------------------------
                                                                1997             1998
                                                              --------         --------
Revenues                                                      $567,543         $591,536
                                                              --------         --------
Operating Expenses:
    Salaries and employee benefits                            $360,668         $374,995
    Office and general                                         180,121          171,472
                                                              --------         --------
        Total operating expenses                              $540,809         $546,467
                                                              --------         --------
Operating Income                                              $ 26,734         $ 45,069

Other Income (Expense)                                          (6,037)          (7,488)
                                                              --------         ---------
Pretax Income                                                 $ 20,697         $ 37,581

Provision For Taxes                                             12,426           17,671
                                                              --------         --------
                                                              $  8,271         $ 19,910

Minority Interest (Expense)                                       (216)          (2,303)

Equity Income                                                    5,618            3,788
                                                              --------         --------
Net Income (Loss)                                             $ 13,673         $ 21,395
                                                              ========         ========

Earnings Per Share:
    Basic                                                     $   0.32         $   0.48
                                                              ========         ========
    Diluted                                                   $   0.31         $   0.46
                                                              ========         ========




        The accompanying notes are an integral part of these statements.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)
                            (Amounts in thousands)




                                                        June 30          Dec. 31         June 30
                                                          1997            1997             1998
                                                      -----------      -----------      -----------
CURRENT ASSETS:
 Cash and cash equivalents                            $    80,178      $   109,033      $    87,996
 Accounts receivable, net                                 924,940          797,254          802,940
 Other current assets                                     120,826           91,594          106,056
                                                      -----------      -----------      -----------
   Total current assets                               $ 1,125,944      $   997,881      $   996,992
                                                      -----------      -----------      -----------
NONCURRENT ASSETS:
 Property and equipment                               $   123,722      $   124,322      $   120,780
 Goodwill                                                 330,754          332,807          366,691
 Investment in affiliated companies                       177,339          170,197          173,589
 Other noncurrent assets                                   49,599           49,215           65,329
                                                      -----------      -----------      -----------
   Total noncurrent assets                            $   681,414      $   676,541      $   726,389
                                                      -----------      -----------      -----------
   Total assets                                       $ 1,807,358      $ 1,674,422      $ 1,723,381
                                                      ===========      ===========      ===========

CURRENT LIABILITIES:
 Accounts payable                                     $ 1,028,540      $   945,285      $   940,790
 Short-term bank borrowings                               119,958           88,008           79,583
 Liability for federal & foreign taxes                      8,984           13,676            2,081
 Current portion of long-term debt                         23,916           14,352           29,523
 Accrued expenses                                         101,025          170,962          127,068
                                                      -----------      -----------      -----------
   Total current liabilities                          $ 1,282,423      $ 1,232,283      $ 1,179,045
                                                      -----------      -----------      -----------
NONCURRENT LIABILITIES:
 Long-term debt                                       $    69,911      $    35,915      $   117,076
 Liability for deferred compensation                       51,067           63,276           62,105
 Other noncurrent liabilities                              69,567           75,121           60,818
                                                      -----------      -----------      -----------
   Total noncurrent liabilities                       $   190,545      $   174,312      $   239,999
                                                      -----------      -----------      -----------
STOCKHOLDERS' EQUITY:
 Common stock                                         $    14,283      $    14,732      $    14,931
 Paid-in capital                                          195,317          204,070          216,870
 Retained earnings                                        140,248           68,951           77,029
 Less-Treasury stock                                       (5,155)          (5,155)          (5,155)
 Deferred compensation                                       (450)            (150)               0
 Unrealized gain on Doubleclick investment                      0                0           18,302
 Cumulative translation adjustment                         (9,853)         (14,621)         (17,640)
                                                      -----------      -----------      -----------
   Total stockholders' equity                         $   334,390      $   267,827      $   304,337
                                                      -----------      -----------      -----------
      Total liabilities and stockholders'
       equity                                         $ 1,807,358      $ 1,674,422      $ 1,723,381
                                                      ===========      ===========      ===========



       The accompanying notes are an integral part of these statements.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Amounts in thousands)

                                                                          Six months ended
                                                                              June 30,
                                                                        --------------------
                                                                          1997        1998
                                                                        --------    --------
Cash flows provided (used) by operating activities:
    Net income                                                          $ 13,673    $ 21,395
    Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
        Depreciation and amortization                                     24,445      23,911
        Equity in earnings of affiliated companies                        (5,618)     (3,788)
        Dividends received from affiliates                                   431         200
        Other non-cash charges                                             9,340       3,198
        Changes in assets and liabilities, net of acquisitions:
            Receivables                                                  (88,085)     (2,919)
            Other current assets                                         (22,839)    (15,525)
            Accounts payable                                             105,670      (4,731)
            Accrued expenses                                             (30,426)    (69,975)
                                                                        --------    --------
                Net cash provided (used) by operating activities        $  6,591    $(48,234)
                                                                        --------    --------
Cash flows used in investing activities:
    Payments for purchase of property and equipment                     $(19,480)   $(15,588)
    Payments for acquisitions of businesses                              (67,257)    (32,376)
                                                                        --------    --------
                Net cash used in investing activities                   $(86,737)   $(47,964)
                                                                        --------    --------
Cash flows provided by (used for) financing activities:
    Payments of long-term debt                                          $(23,624)   $(12,463)
    Additions to long-term debt                                           40,330     100,214
    Increase (decrease) in short-term bank borrowings                     18,517      (8,825)
    Proceeds from issuances of common stock                                9,494      10,479
    Cash dividends paid                                                   (7,472)    (13,317)
    Payments for purchases of common stock                                (6,612)         --
                                                                        --------    --------
                Net cash provided by (used for) financing activities    $ 30,633    $ 76,088
                                                                        --------    --------
Effects of exchange rates on cash                                       $   (497)   $   (927)
                                                                        --------    --------
Net increase (decrease) in cash                                         $(50,010)   $(21,037)
Cash, at beginning of year                                               130,188     109,033
                                                                        --------    --------
Cash, at end of period                                                  $ 80,178    $ 87,996
                                                                        ========    ========

       The accompanying notes are an integral part of these statements.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1998
                (Amounts in thousands, except per share amounts)
                                  (Unaudited)



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


Note 2 - Adoption of New Accounting Standard

     Effective January 1, 1998, True North Communications Inc. adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement requires that all items recognized under the accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement also requires that an entity classify items of other comprehensive income by their nature in a financial statement. For example, other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available for sale. Annual financial statements for prior periods will be reclassified, as required. The Company's total comprehensive income for the three and six months ended June 30, 1997 and 1998 were as follows:


                                                     Three Months                      Six Months
                                                 ---------------------            -------------------
                                                   1997         1998                1997       1998
                                                 -------      -------             -------     -------
Net income (loss)                                $14,653      $17,700             $13,673     $21,395
Foreign currency translation adjustment           (1,814)        (499)             (3,031)     (3,019)
Unrealized gain on marketable securities
 classified as available for sale, net of tax        --         6,220                 --       18,302
                                                 -------      -------             -------     -------
Total comprehensive income                       $12,839      $23,421             $10,642     $36,678
                                                 =======      =======             =======     =======

Note 3 - Earnings Per Share


     Basic earnings per share are computed using the weighted average number of common shares outstanding during the year. Diluted earnings per share are computed using the weighted average number of common shares outstanding during the year and include the potential issuance of shares under True North's stock option plans. The following table summarizes the differences in the number of shares used in both calculations for the three and six months ended June 30, 1997 and 1998:


                                   Three Months         Six Months
                                 ----------------    ----------------
                                  1997      1998      1997      1998
                                 ------    ------    ------    ------
Basic                            42,739    44,460    42,643    44,296
                                 ======    ======    ======    ======
Diluted                          43,768    46,767    43,722    46,349
                                 ======    ======    ======    ======

Note 4 - Restructuring Reserve Activity


       During the first six months of 1998, the following activity took place with respect to the restructuring reserves established by the Company in the fourth quarter of 1997:


                                    Restructuring               Long-term    Restructuring
                                     Reserve at       Cash     Obligations    Reserve at
                                      12/31/97      Payments     Secured        6/30/98
                                    -------------   --------   -----------   -------------
Anticipated loss on sublease           $10,939      $ (2,219)    $  (569)       $ 8,151
Severance and other exit costs          33,893       (14,961)     (4,316)        14,616
Merger-related transaction costs        12,313       (11,464)         --            849
                                       -------      --------     -------        -------
                                       $57,145      $(28,644)    $(4,885)       $23,616
                                       =======      ========     =======        =======

       These restructuring activities included plans for the elimination of 604 positions within the Company. As of December 31, 1997, 296 employees had been terminated in accordance with the plans. During the first six months of 1998 an additional 239 employees were terminated in accordance with the plans. The Company expects that the remaining terminations will be accomplished in 1998.
In addition, the Company expects that it will be able to secure subleases for those leased facilities that it identified in its restructuring plans as not being needed for its current operations.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
               (Amounts in thousands, except per share amounts)



Results of Operations--Quarter Ended June 30
--------------------------------------------

Revenues increased 3.4% to $311,467 in 1998 from $301,308 in 1997.  U.S.
revenues increased 1.5% to $223,046 and international revenues increased 8.3% to $88,421. The small increase in U.S. revenues is due to: (1) as a result of its acquisition of Bozell, Jacobs, Kenyon, & Eckhardt, Inc. ("BJK&E") in the latter half of 1997, the Company ended its relationship with a client in the automotive industry due to a conflict with a BJK&E client, and, (2) during 1997 the Company lost a client in the banking business and the creative assignment for a client in the restaurant business. The increase in international revenues is principally due to acquisitions offset by unfavorable currency translation and businesses sold as a result of the 1997 separation agreement with Publicis Communication. Excluding acquisitions, divestitures, and the unfavorable impact of foreign currency translation, consolidated revenues would have increased approximately 2.1% between years.

During the latter part of 1997 and in 1998, the Company purchased several agencies in the United States, Europe, Latin America and the Pacific Rim. These acquisitions contributed $15,821 and $3,481 to the Company's revenues and pretax income, respectively.

Salaries and benefits expenses increased $1,275 or 0.7% to $190,356 in 1998 compared to the 3.4% increase in consolidated revenues. Acquisitions accounted for $8,365 of 1998 consolidated salaries and benefits expense. Excluding the impacts of acquisitions and divestitures, this category of expense decreased 1.2% between years.

Office and general expenses declined $1,084 or 1.2% between years. Excluding the impacts of acquisitions and divestitures, this category of expense declined 2.7% from 29.3% of 1997 revenues to 28.3% of 1998 revenues due to the Company's ongoing efforts to improve its operating income.

The components of "Other Expense" in both years were as follows:



                                                            1997            1998
                                                            ----            ----
Interest expense                                          $ 5,220          $5,880
Interest (income)                                          (1,503)           (838)
Gain on sale of French subsidiary                             --             (910)
Unrealized (gain) loss on Shandwick investment                439              --
                                                          -------         -------
                                                          $ 4,156         $ 4,132
                                                          =======         =======


Net interest expense increased between years due to the fact that the Company is carrying higher average debt levels in 1998 resulting from its acquisition program and the cash costs of its ongoing restructuring activities.

The effective tax rate improved from 50.1% in 1997 to 46.4% in 1998. The primary reason for this improvement is that the Company has actively expanded its profitable European operations resulting in a reduction in the effective tax rate of its foreign operations.

Minority interest expense was $200 in 1997 compared to $1,250 in 1998. The increase is principally due to the Company's fourth quarter 1997 acquisition of a 60% interest in a highly profitable agency in Brazil and improvements in the operating results of True North Technologies, Inc. and certain European agencies in its Bozell Worldwide network.

Equity income declined from $5,217 in 1997 to $3,255 in 1998. The decline results from the fact that, pursuant to its 1997 separation agreement with Publicis Communication, the Company exchanged its 49% interest in a joint venture with Publicis Communication for agencies in France, Greece, Portugal and the United Kingdom.

Results of Operations -- Six Months Ended June 30
-------------------------------------------------

Revenues increased 4.2% to $591,536 in 1998 from $567,543 in 1997. U.S. revenues decreased 1.5% to $428,766 and international revenues increased 23.1% to $162,770. The decline in U.S. revenues is due to: (1) as a result of its acquisition of BJK&E in the latter half of 1997, the Company ended its relationship with a client in the automotive industry due to a conflict with a BJK&E client, and, (2) during 1997 the Company lost a client in the banking business and the creative assignment for a client in the restaurant business. The increase in international revenues is principally due to acquisitions offset by unfavorable currency translation and businesses sold as a result of the 1997 separation agreement with Publicis Communication. Excluding acquisitions, divestitures, and the unfavorable impact of foreign currency translation, consolidated revenues would have increased approximately 0.8% between years.

During the latter part of 1997 and in 1998, the Company purchased several agencies in the United States, Europe, Latin America and the Pacific Rim. These acquisitions contributed $42,011 and $5,018 to the Company's revenues and pretax income, respectively.

Salaries and benefits expenses increased $14,307 or 4.0% to $374,995 in 1998 compared to the 4.2% increase in consolidated revenues. Acquisitions accounted for $24,232 of 1998 consolidated salaries and benefits expense. Excluding the impacts of acquisitions and divestitures, this category of expense decreased 0.1% between years.

Office and general expenses declined $8,649 or 4.8% between years. Office and general expenses in the first quarter of 1997 include a charge of $6,850 related principally to the write-off of costs associated with the closure of a Poppe-Tyson operation. The after-tax impact of this charge to 1997 earnings was a loss of $5,574. Excluding this charge and the impacts of acquisitions and divestitures, this category of expense declined 5.4% from 30.3% of 1997 revenues to 28.9% of 1998 revenues due to the Company's ongoing efforts to improve its operating income.

The components of "Other Expense" in both years were as follows:


                                                                           1997     1998
                                                                         -------   -------
Interest expense                                                         $ 9,726   $10,511
Interest (income)                                                         (3,652)   (2,113)
Gain on sale of French subsidiary                                             --      (910)
Unrealized (gain) loss on Shandwick investment                               (37)       --
                                                                         -------   -------
                                                                         $ 6,037   $ 7,488
                                                                         =======   =======

Net interest expense increased between years due to the fact that the Company is carrying higher average debt levels in 1998 resulting from its acquisition program and the cash costs of its ongoing restructuring activities.

Minority interest expense was $216 in 1997 compared to $2,303 in 1998. The increase is principally due to the Company's fourth quarter 1997 acquisition of a 60% interest in a highly profitable agency in Brazil and improvements in the operating results of True North Technologies, Inc. and certain European agencies in its Bozell Worldwide network.

Liquidity and Capital Resources
-------------------------------

As more fully explained below, the decreases in "Cash and cash equivalents" and "Accrued Expenses", and the increases in "Accounts receivable", "Other current assets", and "Long-term debt" from the beginning of the year reflect the cyclical nature of the advertising business and are inter-related.

The increase in "Accounts Receivable" from the beginning of the year reflects the fact that client spending on media placements was higher in June as compared to December of the previous calendar year.

The decrease in accrued expenses from the beginning of the year is caused by the payment of bonuses and contributions to profit sharing plans which are accrued throughout the previous calendar year. The decrease in 1998 was also due to the payment of $28,644 in costs which had been accrued as part of the Company's 1997 fourth quarter restructuring charge (see Note 4 to the consolidated condensed financial statements).

The increase in "Other current assets" is due to the production of client commercials which will be shown during the summer months. The costs related to these commercials are billed to clients during the third quarter when the commercials are completed. Commercial production activity in the last month of the year is typically low.

The decrease in "Cash and cash equivalents" and the increase in "Long-term debt" reflect the higher level of commercial production activity, as well as the slowing of accounts receivable collections during the first six months of the year. In addition, as disclosed in Note 4 to the consolidated condensed financial statements, the Company paid out $28,644 in costs which had been accrued as part of its fourth quarter 1997 restructuring charge.

During the second quarter of 1998, the Company entered into a Revolving Credit Agreement ("the Agreement") totaling $250 million with several banks. The Agreement, designed to improve True North's access to long-term financing, replaces the True North Communications Inc. Revolving Credit Agreement dated December 21, 1995 totaling $90 million, the True North Communications Inc. Revolving Credit Agreement dated January 14, 1997 totaling $60 million, and the BJK&E Loan and Security Agreement dated June 22, 1994 totaling $80 million. The Agreement is divided into two tranches; a $75 million 364-day facility and a $175 million five-year facility. Under this agreement the Company has the option to borrow at LIBOR plus thirty basis points, Prime, or under a competitive bid provision. At June 30, 1998, the Company classified $100 million of borrowings under the Agreement as "Long-term debt".

The Company continues to contemplate strategic acquisitions to enhance its worldwide network. During the first six months of 1998, the Company completed the acquisition of agencies in the United States and Europe. In addition, it made contingent payments related to acquisitions made in prior years. These payments were financed by the issuance of additional short-term borrowings.

True North owns approximately 5% of the outstanding common stock of Doubleclick Inc., a provider of Internet advertising solutions. During the first quarter of 1998, Doubleclick Inc. participated in an initial public offering of its common stock. At June 30, 1998, the fair market value of True North's investment in this company (which True North has identified as "available for sale") exceeded its book value of $5,000 by $33,722. As a result, True North recorded the unrealized gain, net of applicable taxes as a component of equity in the caption "Unrealized gain on Doubleclick investment".


                     PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders - None

On May 23, 1998, Registrant held its Annual Meeting of Stockholders to consider and vote upon the following matters:

1. A proposal to elect eleven directors to serve until the next Annual Meeting of Stockholders, or until their successors are duly elected and qualified:

                                                           FOR         WITHHELD
-------------------------------------------------------------------------------
Bruce Mason                                             34,741,365      477,036
-------------------------------------------------------------------------------
Charles D. Peebler, Jr.                                 34,757,675      460,726
-------------------------------------------------------------------------------
Richard S. Braddock                                     34,757,383      461,018
-------------------------------------------------------------------------------
David  A. Bell                                          34,761,385      457,016
-------------------------------------------------------------------------------
Donald M. Elliman, Jr.                                  34,843,185      375,216
-------------------------------------------------------------------------------
W. Grant Gregory                                        34,761,385      457,016
-------------------------------------------------------------------------------
Leo-Arthur Kelmenson                                    34,761,275      457,126
-------------------------------------------------------------------------------
Richard P. Mayer                                        34,839,941      378,430
-------------------------------------------------------------------------------
Michael M. Murphy                                       34,839,941      378,460
-------------------------------------------------------------------------------
J. Brendan Ryan                                         34,839,777      378,624
-------------------------------------------------------------------------------
Stephen T. Vehslage                                     34,839,585      378,816
-------------------------------------------------------------------------------

No other person received any votes for election as director.

2. A proposal to approve the Earnings Performance Plan component of the True North Performance Program:

--------------------------------------------------------------------------------
         FOR                     AGAINST                   ABSTAIN
--------------------------------------------------------------------------------
            34,601,318                  990,566                    197,145
--------------------------------------------------------------------------------

4. A proposal to approve certain changes to the Variable Incentive Compensation component of the True North Performance Program:

--------------------------------------------------------------------------------
         FOR                     AGAINST                   ABSTAIN
--------------------------------------------------------------------------------
            33,779,564                1,601,693                    407,772
--------------------------------------------------------------------------------

5. A proposal to ratify the appointment of Arthur Andersen LLP as independent auditors for 1998:

--------------------------------------------------------------------------------
         FOR                     AGAINST                   ABSTAIN
--------------------------------------------------------------------------------
            35,492,730                  189,585                    106,714
--------------------------------------------------------------------------------

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


                                TRUE NORTH COMMUNICATIONS INC.
                                         (Registrant)

                                       Donald L. Seeley
                                ------------------------------------------------
                                         (Signature)

                                Donald L. Seeley
                                Executive Vice President
                                Chief Financial Officer

Date: August 12, 1998