Form 10-Q
period 1998-09-30
TRUE NORTH COMMUNICATIONS INC
filed 1998-11-13
CIK 37931

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                             ____________________

                                   Form 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

                   For the quarter ended September 30, 1998

                          Commission file no. 1-5029
                             ____________________


                        True North Communications Inc.
            (Exact name of Registrant as specified in its charter)


          Delaware                                       36-1088161
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation of  organization)


101 East Erie Street, Chicago, Illinois                    60611
(Address of principal executive offices)                (Zip Code)

                Registrant's Telephone Number:  (312) 425-6500


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.    Yes  X    No
                             ---      ---


There were 45,055,716 shares of the Registrant's 33 1/3 cents per share par value Common Stock outstanding as of November 12, 1998.

                         TRUE NORTH COMMUNICATIONS INC.
                                     INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements and Exhibits

          Unaudited Consolidated Condensed Statements of Income for the
            Three Months Ended September 30, 1997 and 1998                     3

          Unaudited Consolidated Condensed Statements of Income for the
            Nine Months Ended September 30, 1997 and 1998                      4

          Consolidated Condensed Balance Sheets as of
            September 30, 1997 (unaudited), December 31, 1997, and
            September 30, 1998 (unaudited)                                     5

          Unaudited Consolidated Condensed Statements of Cash Flows for
            The Nine Months Ended September 30, 1997 and 1998                  6

          Notes to Unaudited Consolidated Condensed Financial Statements
            for the Nine Months Ended September 30, 1997 and 1998              7

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               10


PART II.  OTHER INFORMATION


  Item 4. Submission of Matters to a Vote of Security Holders                 15

  Item 6. Exhibits and Reports on Form 8-K                                    15


Certain statements contained in this Form 10-Q under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of Section 21E(i)(1) of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results of the company to be materially different from any future results expressed or implied by these statements. Such factors include, among other things, the following: general economic and business conditions, changes in demand for the company's services, changes in competition, the ability of the company to integrate acquisitions or complete future acquisitions, interest rate fluctuations, dependence upon and availability of qualified personnel, and changes in government regulation. In light of these and other uncertainties, the forward-looking statements included in this document should not be regarded as a representation by the Company that the Company's plans and objectives will be achieved.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
             UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               (Amounts in thousands, except per share amounts)


                                                Three months ended September 30,
                                                --------------------------------
                                                  1997                   1998
                                                --------               --------
Revenues                                        $294,371               $294,716
                                                --------               --------
Operating Expenses:
  Salaries and employee benefits                $181,714               $181,351
  Office and general                              89,040                 83,297
  Subsidiary reorganization costs                     --                  4,344
                                                --------               --------
    Total operating expenses                    $270,754               $268,992
                                                --------               --------
Operating Income                                $ 23,617               $ 25,724

Other Income (Expense)                            (2,777)                   200
                                                --------               --------
Pretax Income                                   $ 20,840               $ 25,924

Provision For Taxes                               10,146                 12,197
                                                --------               --------
                                                $ 10,694               $ 13,727

Minority Interest (Expense)                         (997)                  (943)

Equity Income                                        179                    518
                                                --------               --------
Net Income (Loss)                               $  9,876               $ 13,302
                                                ========               ========
Earnings Per Share:
  Basic                                         $   0.23               $   0.30
                                                ========               ========

  Diluted                                       $   0.22               $   0.29
                                                ========               ========


       The accompanying notes are an integral part of these statements.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
             UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               (Amounts in thousands, except per share amounts)


                                                 Nine months ended September 30,
                                                 -------------------------------
                                                   1997                  1998
                                                 --------              --------
Revenues                                         $861,914              $886,252
                                                 --------              --------
Operating Expenses:
  Salaries and employee benefits                 $542,402              $556,346
  Office and general                              269,161               254,769
  Subsidiary reorganization costs                      --                 4,344
                                                 --------              --------
    Total operating expenses                     $811,563              $815,459
                                                 --------              --------
Operating Income                                 $ 50,351              $ 70,793

Other Income (Expense)                             (8,814)               (7,288)
                                                 --------              --------

Pretax Income                                    $ 41,537              $ 63,505

Provision For Taxes                                22,572                29,868
                                                 --------              --------

                                                 $ 18,965              $ 33,637

Minority Interest (Expense)                        (1,213)               (3,246)

Equity Income                                       5,797                 4,306
                                                 --------              --------

Net Income (Loss)                                $ 23,549              $ 34,697
                                                 ========              ========

Earnings Per Share:
  Basic                                          $   0.55              $   0.78
                                                 ========              ========
  Diluted                                        $   0.54              $   0.75
                                                 ========              ========


        The accompanying notes are an integral part of these statements.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Amounts in thousands)

                                                      Sept. 30         Dec. 31          Sept. 30
                                                        1997             1997             1998
                                                   --------------   --------------   --------------
                                                     (unaudited)                       (unaudited)
CURRENT ASSETS:
 Cash and cash equivalents                         $       67,243   $      109,033   $       80,974
 Accounts receivable, net                                 875,290          797,254          842,121
 Other current assets                                     109,866           91,594          103,682
                                                   --------------   --------------   --------------
   Total current assets                            $    1,052,399   $      997,881   $    1,026,777
                                                   --------------   --------------   --------------

NONCURRENT ASSETS:
 Property and equipment                            $      122,404   $      124,322   $      118,740
 Goodwill                                                 338,210          332,807          394,510
 Investment in affiliated companies                       168,144          170,197          180,838
 Other noncurrent assets                                   48,213           49,215           50,530
                                                   --------------   --------------   --------------
   Total noncurrent assets                         $      676,971   $      676,541   $      744,618
                                                   --------------   --------------   --------------
   Total assets                                    $    1,729,370   $    1,674,422   $    1,771,395
                                                   ==============   ==============   ==============

CURRENT LIABILITIES:
 Accounts payable                                  $      996,874   $      945,285   $      888,847
 Short-term bank borrowings                                81,092           88,008          139,793
 Liability for federal & foreign taxes                      1,368           13,676           16,144
 Current portion of long-term debt                         16,745           14,352           31,934
 Accrued expenses                                         102,783          170,962          136,729
                                                   --------------   --------------   --------------

   Total current liabilities                       $    1,198,862   $    1,232,283   $    1,213,447
                                                   --------------   --------------   --------------

NONCURRENT LIABILITIES:
 Long-term debt                                    $       69,443   $       35,915   $      136,661
 Liability for deferred compensation                       59,628           63,276           61,075
 Other noncurrent liabilities                              57,683           75,121           56,392
                                                   --------------   --------------   --------------
   Total noncurrent liabilities                    $      186,754   $      174,312   $      254,128
                                                   --------------   --------------   --------------

STOCKHOLDERS' EQUITY:
 Common stock                                      $       14,369   $       14,732   $       14,982
 Paid-in capital                                          198,709          204,070          221,372
 Retained earnings                                        146,342           68,951           83,631
 Less-Treasury stock                                       (5,155)          (5,155)          (6,128)
 Deferred compensation                                       (300)            (150)               0
 Unrealized gain on Doubleclick investment                      0                0            2,697
 Cumulative translation adjustment                        (10,211)         (14,621)         (12,734)
                                                   --------------   --------------   --------------
   Total stockholders' equity                      $      343,754   $      267,827   $      303,820
                                                   --------------   --------------   --------------
      Total liabilities and stockholders' equity   $    1,729,370   $    1,674,422   $    1,771,395
                                                   ==============   ==============   ==============

       The accompanying notes are an integral part of these statements.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)

                                                                   Nine months ended September 30,
                                                                   -------------------------------
                                                                     1997                   1998
                                                                   --------               --------
Cash flows provided (used) by operating activities:
  Net income.                                                      $ 23,549                $34,697
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
      Depreciation and amortization                                  35,710                 35,280
      Equity in earnings of affiliated companies                     (5,797)                (4,306)
      Dividends received from affiliates                              1,420                    297
      Other non-cash charges                                         (4,611)                   460
      Changes in assets and liabilities, net of acquisitions:
        Receivables                                                 (40,771)               (40,369)
        Other current assets                                        (12,879)               (13,016)
        Accounts payable                                             64,548                (58,808)
        Accrued expenses                                            (15,634)               (49,009)
                                                                   --------               --------
          Net cash provided (used) by operating activities         $ 45,535               $(94,774)
                                                                   --------               --------

Cash flows used in investing activities:
  Payments for purchase of property and equipment                  $(26,696)              $(23,261)
  Payments for acquisitions of businesses                           (69,005)               (77,299)
                                                                   --------               --------
          Net cash used in investing activities                    $(95,701)             $(100,560)
                                                                   --------              ---------

Cash flows provided by (used for) financing activities:
  Payments of long-term debt                                       $(25,339)              $(13,467)
  Additions to long-term debt                                        41,650                137,913
  Increase (decrease) in short-term bank borrowings                 (24,098)                51,385
  Proceeds from issuances of common stock                             9,969                 13,813
  Cash dividends paid                                               (11,254)               (20,017)
  Payments for purchases of common stock                             (3,609)                (2,994)
                                                                   --------               --------
          Net cash provided by (used for) financing activities     $(12,681)             $ 166,633
                                                                   --------              ---------

Effects of exchange rates on cash                                  $    (98)             $     642
                                                                   --------              ---------

Net increase (decrease) in cash                                    $(62,945)             $ (28,059)
Cash, at beginning of year                                          130,188                109,033
                                                                   --------              ---------
Cash, at end of period                                             $ 67,243              $  80,974
                                                                   ========              =========


       The accompanying notes are an integral part of these statements.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS FOR THE NINE
                   MONTHS ENDED SEPTEMBER 30, 1997 AND 1998
               (Amounts in thousands, except per share amounts)


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


Note 2 - Adoption of New Accounting Standards

     Effective January 1, 1998, True North Communications Inc. adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement requires that all items recognized under the accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement also requires that an entity classify items of other comprehensive income by their nature in a financial statement. For example, other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available for sale. Annual financial statements for prior periods will be reclassified, as required. The Company's total comprehensive income for the three and nine months ended September 30, 1997 and 1998 were as follows:

                                            Three Months         Nine Months
                                            ------------         -----------
                                           1997      1998       1997      1998
                                           ----      ----       ----      ----
Net income (loss)                         $9,876   $13,302    $23,549   $34,697
Foreign currency translation adjustment     (358)    4,906     (3,389)    1,887
Unrealized gain (loss) on securities:
  Unrealized holding gains (losses) arising
    during period                             --   (13,217)        --     5,085
  Less: realized gains included in net
   income                                     --    (2,388)        --    (2,388)
                                          ------   -------    -------   -------
Total comprehensive income                $9,518   $ 2,603    $20,160   $39,281
                                          ======   =======    =======   =======

     During the third quarter of 1998, the Company adopted the provisions of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", in connection with a project commenced in that quarter. Accordingly, the Company has capitalized $500 of internal costs related to this project. The Company has not incurred any similar internal costs prior to the third quarter of 1998.

Note 3 -- Earnings Per Share

     Basic earnings per share are computed using the weighted average number of common shares outstanding during the year. Diluted earnings per share are computed using the weighted average number of common shares outstanding during the year and include the potential issuance of shares under True North's stock option plans. The following table summarizes the differences in the number of shares used in both calculations for the three and nine months ended September 30, 1997 and 1998:

                                      Three Months               Nine Months
                                   ------------------         ------------------
                                    1997         1998          1997        1998
                                    ----         ----          ----        ----
Basic                              42,550      44,651         42,614      44,412
                                   ======      ======         ======      ======
Diluted                            43,985      46,533         43,809      46,394
                                   ======      ======         ======      ======

Note 4 -- Restructuring Reserve Activity

     During the first nine months of 1998, the following activity took place with respect to the restructuring reserves established by the Company in the fourth quarter of 1997:

                                   Restructuring                Long-term   Restructuring
                                      Reserve at       Cash   Obligations      Reserve at
                                        12/31/97   Payments       Secured         9/30/98
                                   -------------   --------   -----------   -------------
Anticipated loss on sublease             $10,939   $ (3,232)      $  (769)        $ 6,938
Severance and other exit costs            33,893    (16,969)       (6,806)         10,118
Merger-related transaction costs          12,313    (12,286)           --              27
                                   -------------   --------   -----------   -------------
                                         $57,145   $(32,487)      $(7,575)        $17,083
                                   =============   ========   ===========   =============

     These restructuring activities included plans for the elimination of 604 positions within the Company. As of December 31, 1997, 296 employees had been terminated in accordance with the plans. During the first nine months of 1998 an additional 242 employees were terminated in accordance with the plans. The Company expects that the remaining terminations will be accomplished in 1998. In addition, the Company expects that it will be able to secure subleases for those leased facilities that it identified in its restructuring plans as not being needed for its current operations.

Note 5 -- Unusual Items

     During the third quarter of 1998, True North reorganized its Poppe-Tyson subsidiary prior to its merger with Modem Media into Modem Media.Poppe-Tyson, Inc. The impact of the reorganization was a charge to third quarter 1998 operating margin of $4,344, included on the line "subsidiary reorganization costs". These costs include severance, the write-down of computer equipment that will not be used in the ongoing operations to net realizable value, and the costs to buyout minority shareholders. To neutralize the earnings impact of these reorganization costs, during the third quarter of 1998, True North sold a portion of its investment in Doubleclick, Inc. resulting in a gain of $4,423 which has been included as an element of "Other Income (Expense)".

Note 6 -- Subsequent Event

     On November 6, 1998, Publicis SA ("PSA"), a publicly traded advertising agency and communications company based in France, announced its intention to acquire True North's 26.5% investment in Publicis Communication ("PC"), a majority-owned subsidiary of PSA, through the issuance of approximately 792 of its publicly traded shares. As a result, True North would own approximately 8.8% of PSA. Consummation of this transaction, which is scheduled to close in December 1998, is dependent upon approval of the shareholders of PSA and PC in special shareholders' meetings scheduled to be held in December 1998. True North is evaluating its contractual rights under the 1997 Separation Agreement with respect to this transaction.

     At September 30, 1998, the book value of True North's investment in PC was $162,748. The fair value of the PSA shares (based upon a November 9, 1998 PSA closing price of $175.38 per share) was $138,913. Accordingly, if this transaction is consummated, True North would record a pretax loss of approximately $23,835 in the fourth quarter of 1998 as a result of the involuntary conversion of its investment in PC to shares of PSA. In addition, True North would record a deferred tax obligation of approximately $5,000 upon the exchange. As a result, the after tax impact of this transaction would be a loss of approximately $28,835.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
               (Amounts in thousands, except per share amounts)


Results of Operations -- Quarter Ended September 30
---------------------------------------------------

During the third quarter of 1998, True North reorganized its Poppe-Tyson subsidiary prior to its merger with Modem Media into Modem Media.Poppe-Tyson, Inc. The impact of the reorganization was a charge to third quarter 1998 operating margin of $4,344. The nature of this charge is discussed below. To neutralize the earnings impact of these reorganization costs, during the third quarter of 1998, True North sold a portion of its investment in Doubleclick, Inc. resulting in a gain of $4,423 which has been included as an element of "Other Income (Expense)".

Revenues increased 0.1% to $294,716 in 1998 from $294,371 in 1997. U.S. revenues decreased 1.7% to $213,380 and international revenues increased 5.2% to $81,336. The decrease in U.S. revenues is due to: (1) as a result of its acquisition of Bozell, Jacobs, Kenyon, & Eckhardt, Inc. ("BJK&E") in the latter half of 1997, the Company ended its relationship with a client in the automotive industry due to a conflict with a BJK&E client, and, (2) during 1997, the Company lost a client in the banking business and the creative assignment for a client in the restaurant business. The increase in international revenues is principally due to acquisitions offset by unfavorable currency translation. Excluding acquisitions, divestitures, and the unfavorable impact of foreign currency translation, consolidated revenues would have decreased approximately 1.3% between years.

During the latter part of 1997 and in 1998, the Company purchased several agencies in the United States, Europe, Latin America and the Pacific Rim. These acquisitions contributed $9,280 and $1,895 to the Company's revenues and pretax income, respectively.

Salaries and benefits expenses decreased $363 or 0.2% to $181,351 in 1998 compared to the 0.1% increase in consolidated revenues. Acquisitions accounted for $4,843 of 1998 consolidated salaries and benefits expense. Excluding the impacts of acquisitions and divestitures, this category of expense decreased 2.5% between years.

Office and general expenses declined $5,743 or 6.4% between years. Excluding the impacts of acquisitions and divestitures, this category of expense declined 9.2% from 30.2% of 1997 revenues to 28.2% of 1998 revenues due to the Company's ongoing efforts to improve its operating income.

Subsidiary reorganization costs comprise the costs True North incurred to reorganize its Poppe-Tyson subsidiary prior to its merger with Modem Media into Modem Media.Poppe-Tyson, Inc. These costs include severance, the write-down of computer equipment that will not be used in the ongoing operations to net realizable value, and the costs to buyout minority shareholders.

The components of "Other (Income) Expense" in both years were as follows:

                                                       1997               1998
                                                       ----               ----
Interest expense                                    $ 4,627            $ 5,891
Interest (income)                                    (1,850)            (1,668)
Realized (gain) on Doubleclick investment                --             (4,423)
                                                    -------            -------
                                                    $ 2,777            $  (200)
                                                    =======            =======

Net interest expense increased between years due to the fact that the Company is carrying higher average debt levels in 1998 resulting from its acquisition program and the cash costs of its ongoing restructuring activities.

The effective tax rate improved from 48.7% in 1997 to 47.0% in 1998. The primary reason for this improvement is that the Company has actively expanded its profitable European operations resulting in a reduction in the effective tax rate of its foreign operations.

Equity income increased from $179 in 1997 to $518 in 1998 due principally to improved operations of Publicis Communication.


Results of Operations -- Nine Months Ended September 30
-------------------------------------------------------

Revenues increased 2.8% to $886,252 in 1998 from $861,914 in 1997. U.S. revenues decreased 1.6% to $642,146 and international revenues increased 16.5% to $244,106. The decline in U.S. revenues is due to: (1) as a result of its acquisition of BJK&E in the latter half of 1997, the Company ended its relationship with a client in the automotive industry due to a conflict with a BJK&E client, and, (2) during 1997 the Company lost a client in the banking business and the creative assignment for a client in the restaurant business. The increase in international revenues is principally due to acquisitions offset by unfavorable currency translation and businesses sold as a result of the 1997 separation agreement with Publicis Communication. Excluding acquisitions, divestitures, and the unfavorable impact of foreign currency translation, consolidated revenues would have increased approximately 0.1% between years.

During the latter part of 1997 and in 1998, the Company purchased several agencies in the United States, Europe, Latin America and the Pacific Rim. These acquisitions contributed $51,291 and $5,925 to the Company's revenues and pretax income, respectively.

Salaries and benefits expenses increased $13,944 or 2.6% to $556,346 in 1998 compared to the 2.8% increase in consolidated revenues. Acquisitions accounted for $29,075 of 1998 consolidated salaries and benefits expense. Excluding the impacts of acquisitions and divestitures, this category of expense decreased 0.9% between years.

Office and general expenses declined $14,392 or 5.3% between years. Office and general expenses in the first quarter of 1997 include a charge of $6,850 related principally to the write-off of costs associated with the closure of a Poppe-Tyson operation. The after-tax impact of this charge to 1997 earnings was a loss of $5,574. Excluding this charge and the impacts of acquisitions and divestitures, this category of expense declined 7.1% from 30.3% of 1997 revenues to 28.5% of 1998 revenues due to the Company's ongoing efforts to improve its operating income.

Subsidiary reorganization costs comprise the costs True North incurred to reorganize its Poppe-Tyson subsidiary prior to its merger with Modem Media into Modem Media.Poppe-Tyson, Inc. These costs include severance, the write-down of computer equipment that will not be used in the ongoing operations to net realizable value, and the costs to buyout minority shareholders.

The components of "Other Expense" in both years were as follows:

                                                     1997          1998
                                                     ----          ----
Interest expense                                   $14,353       $16,402
Interest (income)                                   (5,539)       (3,781)
Gain on sale of French subsidiary                       --          (910)
Realized (gain) loss on Doubleclick investment          --        (4,423)
                                                   -------       -------
                                                   $ 8,814       $ 7,288
                                                   =======       =======

Net interest expense increased between years due to the fact that the Company is carrying higher average debt levels in 1998 resulting from its acquisition program and the cash costs of its ongoing restructuring activities. During the second quarter of 1998 the Company sold a small French advertising operation resulting in a pretax gain of $910. In addition, as discussed above, during the third quarter of 1998 the Company sold a portion of its investment in Doubleclick, Inc. resulting in a pretax gain of $4,423.

Minority interest expense was $1,213 in 1997 compared to $3,246 in 1998. The increase is principally due to the Company's fourth quarter 1997 acquisition of a 60% interest in a highly profitable agency in Brazil and improvements in the operating results of True North Technologies, Inc. and certain European agencies in its Bozell Worldwide network.

Equity income declined from $5,797 in 1997 to $4,306 in 1998. The decline results from the fact that, pursuant to its 1997 separation agreement with Publicis Communication, the Company exchanged its 49% interest in a joint venture with Publicis Communication for agencies in France, Greece, Portugal and the United Kingdom.

Liquidity and Capital Resources
-------------------------------

As more fully explained below, the increases in "Accounts receivable", "Other current assets", and "Short-term debt" from the beginning of the year reflect the cyclical nature of the advertising business and are inter-related.

The increase in "Accounts Receivable" from the beginning of the year is principally due to the fact that collections of client receivables typically are several days slower during interim periods than at the end of a calendar year.

The increase in "Other current assets" is due to the production of client commercials that will be shown during the fall and winter months. The costs related to these commercials are billed to clients during the third and fourth quarters when the commercials are completed. Commercial production activity in the last month of the year is typically low.

The 1998 decline in "Accounts Payable" is different than previous historical patterns and is due to two reasons: (1) as a result of the 1997 resignation from a client in the automotive industry, True North has experienced a decline in client television media spending, and, (2) as part of the process of harmonizing payment terms between its FCB Worldwide and Bozell Worldwide agency networks, certain payments were accelerated during 1998.

The decrease in accrued expenses from the beginning of the year is caused by the payment of bonuses and contributions to profit sharing plans that are accrued throughout the previous calendar year. The decrease in 1998 was also due to the payment of $32,487 in costs which had been accrued as part of the Company's 1997 fourth quarter restructuring charge (see Note 4 to the consolidated condensed financial statements).

The decrease in "Cash and cash equivalents" and the increase in "short-term debt" reflect the higher level of commercial production activity, as well as the slowing of accounts receivable collections during the first nine months of the year. In addition, as disclosed in Note 4 to the consolidated condensed financial statements, the Company paid out $32,487 in costs that had been accrued as part of its fourth quarter 1997 restructuring charge.

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

The Company continues to contemplate strategic acquisitions to enhance its worldwide network. During the first nine months of 1998, the Company completed the acquisition of agencies in the United States and Europe. In addition, it made contingent payments related to acquisitions made in prior years. These payments were financed by the issuance of common stock and additional short-term borrowings.

During the third quarter of 1998 True North sold approximately 45% of its investment in Doubleclick, Inc. resulting in a net realized gain of approximately $4,423. At September 30, 1998, True North owned approximately 426 shares of Doubleclick, Inc. (which True North has identified as "available for sale") with a fair value of $10,166 that exceeded its historical cost of $2,731 by $7,435. As a result, True North recorded the unrealized gain, net of applicable taxes, as a component of equity in the caption "Unrealized gain on Doubleclick investment". The stock price of Doubleclick, Inc. is volatile. True North plans to sell substantially all of this investment in the near future.

Year 2000
---------

True North relies on both information technology ("IT") and non-IT computer systems in its operations. The Critical IT systems include True North's operating and accounting systems, such as IT software applications that allow True North to maintain client advertising information and to communicate with its vendors and clients. The non-IT systems are primarily telecommunications systems and the embedded microprocessors that control building systems, such as security systems, lighting, fire and safety systems, and heating, ventilating and air conditioning systems.

In 1997, True North began to address the year 2000 compliance issue (that is, the fact that some systems may fail or produce inaccurate results using dates in or around the year 2000). True North has formed a year 2000 task force under its Chief Information Officer to coordinate and implement measures designed to prevent disruption in its business operations related to the year 2000 problem. True North is scheduled to complete the remediation of its mission-critical IT applications software in December 1998 and to complete an end-to-end test of its IT systems by July 1999. True North is assessing the effect of the year 2000 compliance issue on its non-IT systems and intends to replace non-IT systems as necessary to become year 2000 ready by December 1999.

True North is also working with its clients and vendors to determine whether their products will be year 2000 ready. However, True North does not control its vendors and relies on a variety of utilities, telecommunications companies and other suppliers in order to continue its business.

True North is developing contingency plans to address the risks created by the year 2000 compliance issue. These plans include procuring alternative vendors, if available, when True North is able to conclude that an existing supplier will not be year 2000 ready. True North is scheduled to complete these contingency plans by July 1999.

During 1997, True North incurred less than $0.5 million of expenses related to this issue and expects to incur an additional $0.5 million to $1.0 million of such expenses over the next year. For the nine months ended September 30, 1998, True North incurred less than $0.5 million of such expenses. Funding for year 2000 expenses will be generated from on-going operations and available borrowings under the Company's various credit agreements.

There can be no assurance that year 2000 remediation by True North or third parties will be properly and timely completed and failure to do so could have a material adverse effect on True North's financial condition. True North cannot predict the actual effects to it of the year 2000 issue, which depends on numerous uncertainties such as: (1) whether major third parties address this issue properly and timely, and (2) whether broad-based or systemic economic failures may occur. True North is currently unaware of any events, trends, or condition regarding this issue that may have a material effect on True North's results of operations, liquidity, and financial position.

Subsequent Event
----------------

On November 6, 1998, Publicis SA ("PSA"), a publicly traded advertising agency and communications company based in France, announced its intention to acquire True North's 26.5% investment in Publicis Communication ("PC"), a majority-owned subsidiary of PSA, through the issuance of approximately 792 of its publicly traded shares. As a result, True North would own approximately 8.8% of PSA. Consummation of this transaction, which is scheduled to close in December 1998, is dependent upon approval of the shareholders of PSA and PC in special shareholders' meetings scheduled to be held in December 1998. True North is evaluating its contractual rights under the 1997 Separation Agreement with respect to this transaction.

At September 30, 1998, the book value of True North's investment in PC was $162,748. The fair value of the PSA shares (based upon a November 9, 1998 PSA closing price of $175.38 per share) was $138,913. Accordingly, if this transaction is consummated, True North would record a pretax loss of approximately $23,835 in the fourth quarter of 1998 as a result of the involuntary conversion of its investment in PC to shares of PSA. In addition, True North would record a deferred tax obligation of approximately $5,000 upon the exchange. As a result, the after tax impact of this transaction would be a loss of approximately $28,835.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders - None


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits -

              27. Financial Data Schedule.

         (b) Reports on Form 8-K On November 4, 1998, True North filed a report on Form 8-K announcing the adoption of a new Shareholders' Rights Plan to replace its existing Shareholders' Rights Plan which, by its terms, expires in November 1998.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                TRUE NORTH COMMUNICATIONS INC.
                                         (Registrant)



                                        Kevin J. Smith
                                ------------------------------
                                         (Signature)

                                Kevin J. Smith
                                Senior Vice President
                                Chief Accounting Officer


Date:  November 12, 1998