Form 10-K
period 1998-12-31
TRUE NORTH COMMUNICATIONS INC
filed 1999-03-31
CIK 37931

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

                  For the fiscal year ended December 31, 1998

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference or included in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of Common Stock, 33 1/3 cents par value, held by non-affiliates of the Registrant, as of March 24, 1999 was $1,288,199,880.

  The number of shares of Common Stock, 33 1/3 cents par value, outstanding as of March 24, 1999 was 46,843,632.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Annual Report to stockholders for the year ended December 31, 1998 are incorporated by reference into Parts I and II of this Form 10-K.

  Portions of the Registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on May 26, 1999 are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

  Certain statements contained in Registrant's 1998 Annual Report To Shareholders under the captions "ABOUT TRUE NORTH" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" constitute "forward-looking statements" within the meaning of Section 21E(i)(1) of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results of the Company to be materially different from any future results expressed or implied by these statements. Such factors include, among other things, the following: general economic and business conditions, changes in demand for the Company's services, changes in competition, the ability of the Company to integrate acquisitions or complete future acquisitions, interest rate fluctuations, dependence upon and availability of qualified personnel, and changes in government regulation. In light of these and other uncertainties, the forward-looking statements included in this document should not be regarded as a representation by the Company that the Company's plans and objectives will be achieved.

                                    PART I

ITEM 1. BUSINESS

  General--Response to this item is incorporated by reference to the 1998 Financial Report portion of the Registrant's Annual Report to shareholders for fiscal year ended December 31, 1998 (the "1998 Financial Report") on pages 1 and 2.

  Revenues--Response to this item is incorporated by reference to page 2 of the 1998 Financial Report.

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

  Financial Information about Foreign and Domestic Operations--Response to this item is incorporated by reference to pages 2 and 23 of the 1998 Financial Report.

ITEM 2. PROPERTIES

  Virtually all of the Company's operations are conducted in leased premises. The Company's physical property consists primarily of leasehold improvements, furniture, fixtures and equipment. However, the Company does own office buildings in Puerto Rico and the Dominican Republic, neither of which is material to the Company's consolidated financial statements.

  Further information regarding the Company's leased premises, which it considers to be adequate for its current operations, is incorporated by reference to note 13 of Registrant's consolidated financial statements on pages 24 and 25 of the 1998 Financial Report.

ITEM 3. LEGAL PROCEEDINGS

  On December 2, 1997, Mazda Motor of America, Inc. ("Mazda"), a former client of the Company's subsidiary, Foote, Cone & Belding Advertising, Inc. ("FCB"), initiated an arbitration before the American Arbitration Association in Los Angeles, California. Mazda seeks indemnity and reimbursement for liabilities it incurred or expects to incur in connection with automobile lease advertising that aired in 1996 and 1997. To date, Mazda seeks approximately $2.5 million in damages arising from Mazda's settlement of claims asserted by the Federal Trade Commission ("FTC"), various state attorneys general, and a class of consumers. Mazda has informally indicated that it will seek indemnification for costs it may incur to settle or defend additional claims which may be asserted by the FTC and various state attorneys general. FCB has filed a counterclaim in the arbitration seeking approximately $5 million in unpaid commissions for planning and placing advertising during the final months of FCB's relationship with Mazda. The arbitration hearing is scheduled to commence on January 24, 2000.

  In addition, response to this item is incorporated by reference to notes 6 and 8 of Registrant's consolidated financial statements on pages 18 and 21 of the 1998 Financial Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None


                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS

  Response to this item is incorporated by reference to page 2 of the 1998 Financial Report.

ITEM 6. SELECTED FINANCIAL DATA

  Response to this item is incorporated by reference to page 3 of the 1998 Financial Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Response to this item is incorporated by reference to pages 3 through 9 of the 1998 Financial Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Response to this item is incorporated by reference to page 8 of the 1998 Financial Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Response to this item is incorporated by reference to pages 3 and 10 through 29 of the 1998 Financial Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information with respect to the Directors of the Registrant contained under the heading "Proposal I--Election of Directors" in the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 1999 (the "Proxy Statement") is incorporated herein by reference. Information with respect to executive officers of the Registrant who are not also Directors or nominees to the Board of Directors is included below.

               Name                 Age                       Position
               ----                 ---                       --------
      Kenneth J. Ashley             56            Vice President, Treasurer

      Dorian J. Cougias             38            Executive Vice President,
                                                  Chief Information Officer

      Bruce Mason                   59            Chief Executive Officer

      Terry D. Peigh                45            Executive Vice President,
                                                  Director of TN Services

      Dale F. Perona                53            Senior Vice President, Secretary

      Kevin J. Smith                44            Senior Vice President,
                                                  Chief Accounting Officer

      Richard P. Sneeder, Jr.       49            Vice President, Controller

      Theodore J. Theophilos        45            Executive Vice President of
                                                  Corporate Development and
                                                  Business Affairs

  Mr. Ashley has served as Vice President, Treasurer of the Company since October 1997. Prior thereto he was Chief Investment Officer and Treasurer of Thorndale Farm L.L.C., a private investment company, from 1996 to 1997, and Secretary and Treasurer of CCH Incorporated from 1993 to 1996.

  Mr. Cougias has served as Executive Vice President, Chief Information Officer of the Company since September 1998. Prior thereto he was Chief Information Officer of Fallon McElligott Advertising from 1995 to September 1998.

  Mr. Mason has served as Chief Executive Officer of the Company since 1991. Prior thereto Mr. Mason held other senior executive positions with the Company.

  Mr. Peigh has served as Executive Vice President, Director of TN Services since 1998. Prior thereto he was a Senior Vice President and a Worldwide Account Director of Foote, Cone & Belding Advertising, Inc., a subsidiary of the Company.

  Mr. Perona has served as Senior Vice President and Secretary of the Company since November 1993. Prior thereto Mr. Perona held other senior executive positions with the Company.

  Mr. Smith has served as Senior Vice President, Chief Accounting Officer since July 1998. Prior thereto he was Executive Vice President, Chief Financial Officer and Chief Executive Officer of Midcom Communications Inc. (a telecommunications company) from 1997 to July 1998 and Chief Executive Officer of Alexis, Inc. (an insurance services company) from 1992 to 1996.

  Mr. Sneeder has served as Vice President, Controller since January 1999. From 1994 to 1997 he was Vice President and Controller, and from 1985 to 1994 he was Assistant Controller, of Alexander & Alexander Services Inc. (an international risk management, insurance brokerage and human resources management consulting company).

  Mr. Theophilos has served as Executive Vice President of Corporate Development and Business Affairs of the Company since May 1998 and as Executive Vice President, General Counsel of the Company from October 1996 until May 1998. Prior thereto he was Senior Vice President and General Counsel of A.C. Nielsen Company from 1995 to 1996, and a partner of Sidley & Austin (a law firm) from 1986 to 1995.

  There are no family relationships between any of Registrant's executive officers.

  Information concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934 required by Item 10 contained under the heading "Additional Information - Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  Except for information referred to in Item 402(a)(8) of Regulation S-K, the information contained under the headings "Executive Compensation" and "Board Structure and Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information contained under the heading "Stock Ownership" in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information contained under the heading "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  Item 14(a)(1)--List of Financial Statements: The following consolidated financial statements of the Registrant and the Independent Public Accountant's Report covering these financial statements, appearing in the 1998 Financial Report on pages 10 through 29, are incorporated herein by reference in Item 8:

  Consolidated Balance Sheets--December 31, 1997 and 1998
  Consolidated Statements of Income--Years ended December 31, 1996, 1997 and
  1998
  Consolidated Statements of Stockholders' Equity--Years ended December 31, 1996, 1997 and 1998
  Consolidated Statements of Cash Flows--Years ended December 31, 1996, 1997 and 1998
  Notes to Consolidated Financial Statements--December 31, 1998
  Reports of Independent Public Accountants

  The audited financial statements of Publicis Communication, a 50% or less owned foreign affiliate of the Registrant, were not available at the time this Form 10-K was filed. Registrant will file these financial statements by amendment to this Form 10-K by no later than June 30, 1999.

  Item 14(a)(2)--Schedules: Are not submitted because they are not required or because the required information is included in the financial statements or notes thereto.

  Item 14(a)(3)--Index of Exhibits: The index of exhibits immediately precedes the exhibits filed with the Securities and Exchange Commission.

  Item 14(b)--Reports on Form 8-K:

  In a report filed on Form 8-K, dated November 5, 1998, the Registrant reported certain recent events concerning its Rights Agreement under Item 5 - "Other Events."

  In a report filed on Form 8-K, dated February 25, 1999, the Registrant reported certain recent events concerning board of directors appointments and management retirements under Item 5 - "Other Events."

  In a report filed on Form 8-K, dated March 12, 1999, the Registrant reported certain recent events concerning its stock repurchase program, fourth quarter, 1998 operating results and new Chairman and Chief Executive Officer under Item 5 - "Other Events."

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 1999

                                          True North Communications Inc.

                                                    /s/ Bruce Mason
                                          By: _________________________________
                                                        Bruce Mason
                                                  Chief Executive Officer
                                               (Principal Executive Officer)

                                                   /s/ Donald Seeley
                                          By: _________________________________
                                                       Donald Seeley
                                                 Executive Vice President,
                                                  Chief Financial Officer

                                                   /s/ Kevin J. Smith
                                          By: _________________________________
                                                       Kevin J. Smith
                                                   Senior Vice President
                                                  Chief Accounting Officer

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

         Signature and Title                       Signature and Title




           David A. Bell*                           Richard P. Mayer*
_____________________________________     _____________________________________
            David A. Bell                           Richard P. Mayer


           Ronald W. Bess*                         Michael E. Murphy*
_____________________________________     _____________________________________
           Ronald W. Bess                           Michael E. Murphy


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


          W. Grant Gregory*                         J. Brendan Ryan*
_____________________________________     _____________________________________
          W. Grant Gregory                           J. Brendan Ryan


        Leo-Arthur Kelmenson*                      Marilyn R. Seymann*
_____________________________________     _____________________________________
        Leo-Arthur Kelmenson                       Marilyn R. Seymann


         /s/ Bruce Mason                          Stephen T. Vehslage*
_____________________________________     _____________________________________
             Bruce Mason                           Stephen T. Vehslage

    /s/ Theodore J. Theophilos
*By: ________________________________
        Theodore J. Theophilos
         as Attorney-in-Fact

Date: March 30, 1999

                              INDEX OF EXHIBITS

4.1 Registrant's Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(i) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

4.2 Certificate of Ownership and Merger changing Registrant's name to True North Communications Inc. (incorporated by reference to Exhibit (3)(i) to Registrant's Current Report on Form 8-K filed December 9, 1994).

4.3 Certificate of Designation of Series B Junior Participating Preferred Stock of True North Communications Inc., filed in Delaware on November 5, 1998 (incorporated by reference to Exhibit 4.3 to Registrant's Registration Statement on Form S-3 filed December 7, 1998 (File No. 333-68485)).

4.4 Registrant's Bylaws, as restated on March 4, 1998 (incorporated by reference to Exhibit 4.4 to Registrant's Post-Effective Amendment No. 1 on Form S-8 dated March 17, 1998 to Registrant's Registration Statement on Form S-4, filed November 26, 1997 (File No. 333-41189)).

4.5 Certificate of Amendment of Restated Certificate of Incorporation, filed in Delaware on December 30, 1997 (incorporated by reference to Exhibit 4.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

4.6 Rights Agreement dated as of November 4, 1998 between Registrant and the First Chicago Trust Company of New York, as Rights Agent (incorporated by reference to Exhibit 4 to Registrant's Current Report on Form 8-K dated November 4, 1998).

10.1#*  Registrant's Stock Option Plan.

10.2# The Bozell, Jacobs, Kenyon & Eckhardt, Inc. Stock Option Plan, established effective March 30, 1992, as amended (incorporated by reference to Exhibit 4.5 to Registrant's Post-Effective Amendment No. 1 on Form S-8 dated March 17, 1997 to Registrant's Registration Statement on Form S-4, filed November 26, 1997).

10.3#* Amendment to the Bozell, Jacobs, Kenyon & Eckhardt, Inc. Stock Option Plan effective as of August 1, 1998.

10.4# Registrant's Outside Directors Stock Option Plan (incorporated by reference to Appendix A to Registrant's Definitive Proxy Statement for its Annual Meeting of Stockholders held on May 30, 1992).

10.5# Amendment to Registrant's Outside Director Stock Option Plan (incorporated by reference to Exhibit 4.11 to Registrant's Registration Statement on Form S-8 filed May 19, 1998 (File No. 333-52989)).

10.6# Employment Agreement between Bruce Mason and Registrant, dated as of July 30, 1997 (incorporated by reference to Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

10.7# Employment Agreement between J. Brendan Ryan and Registrant, dated as of December 31, 1996 (incorporated by reference to Exhibit 10.4 to Registrant's Current Report on Form 8-K dated June 10, 1997).

10.8# Employment Agreement between Theodore J. Theophilos and Registrant, dated as of May 1, 1998 (incorporated by reference to Exhibit 10.4 to Registrant's Registration Statement on Form S-3 filed June 23, 1998 (File No. 333-57495)).

10.9#   Asset Protection Plan between Bruce Mason and Registrant, dated
        June 4, 1996 (incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

10.10#  Asset Protection Plan between J. Brendan Ryan and Registrant, dated
        June 5, 1996 (incorporated by reference to Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

10.11# Asset Protection Plan between Theodore J. Theophilos and Registrant, dated October 18, 1996 (incorporated by reference to Exhibit 10.15 to Registrant's Annual Report on Form 10-K for the year ended December 31,
        1996).

10.12# Employment Agreement between Donald L. Seeley and Registrant, dated May 1, 1998 (incorporated by reference to Exhibit 10.3 to Registrant's Registration Statement on Form S-3 filed June 23, 1998 (File No. 333-57495)).

10.13# Asset Protection Plan between Donald L. Seeley and Registrant, dated July 1, 1998 (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,
        1998).

10.14# Employment Agreement between Charles D. Peebler, Jr. and Registrant, dated as of July 30, 1997 (incorporated by reference to Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

10.15#* Separation Agreement between Richard S. Braddock and Registrant, dated as of January 31, 1999.

10.16#  Employment Agreement between Valentine J. Zammit and
        Registrant, dated June 26, 1997, as amended on July 25, 1997 (incorporated by reference to Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

10.17# Employment Agreement between Leo-Arthur Kelmenson and Registrant, dated March 30, 1992 as amended as of July 13, 1992, June 30, 1993, February 3, 1995 and July 30, 1997 (incorporated by reference to Exhibit 10.15 to Registrant's Annual Report on Form 10-K for the year ended December 31,
        1997).

10.18# Employment Agreement between David A. Bell and Registrant, dated September 13, 1985, as amended on February 8, 1988, June 1992, May 1996 and July 30, 1997 (incorporated by reference to Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the year ended December 31,
        1997).

10.19 Agreement dated as of May 10, 1997 among Publicis S.A., a societe anonyme organized and existing under the laws of France, Publicis Communication, a societe anonyme organized and existing under the laws of France and Publicis FCB Europe B.V., a company organized under the laws of the Netherlands, on the one hand, and Registrant, FCB International, Inc., a Delaware corporation and True North Holdings Netherlands B.V., a company organized under the laws of the Netherlands, on the other hand (incorporated by reference to Exhibit
        10.1 to Registrant's Current Report on Form 8-K dated May 19, 1997)

10.20 Pooling Agreement dated as of May 19, 1997 among Publicis S.A., a societe anonyme organized and existing under the laws of France, Publicis Communication, a societe anonyme organized and existing under the laws of France and Registrant (incorporated by reference to Exhibit
        10.2 to Registrant's Current Report on Form 8-K dated May 19, 1997).

10.21 Share Repurchase and Share Exchange Agreement dated May 19, 1997 among FCB International, Inc., a Delaware corporation, Registrant, True North Holding B.V., a company organized under the laws of the Netherlands, Publicis Communication, a societe anonyme organized and existing under the laws of France, and Publicis FCB Europe B.V., a company organized under the laws of the Netherlands (incorporated by reference to Exhibit
        10.1 to Registrant's Current Report on Form 8-K dated June 10, 1997).

10.22 Registrant Rights Agreement Between Registrant and The Northwestern Mutual Life Insurance Company, dated as of July 30, 1997 (incorporated by reference to Exhibit 10.20 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

10.23 364-Day Credit Agreement, dated as of May 29, 1998 among Registrant, the initial lenders named therein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Registrant's Registration Statement on Form S-3 filed June 23, 1998 (File No. 333-57495)).

10.24 Five-Year Credit Agreement, dated as of May 29, 1998 among Registrant, the initial lenders named therein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to Registrant's Registration Statement on Form S-3 filed June 23, 1998 (File No. 333-57495)).

10.25#* Employment Agreement between Terry D. Peigh and Registrant dated as of April 16, 1998.


10.26#* Employment Agreement between Ronald W. Bess and Registrant entered into in January 1997.

10.27#* Amendment to Employment Agreement between Ronald W. Bess and Registrant, effective March 1, 1999.

11.1*    Statement re Computation of Per Share Earnings.

13.1* Portions of Registrant's Annual Report to Shareholders incorporated by reference into this Annual Report on Form 10-K.

21.1*    Subsidiaries of Registrant.

23.1*    Consent of Arthur Andersen LLP.

23.2*    Consent of KPMG Peat Marwick LLP.

24.1*    Power of Attorney.

27.1*    Financial Data Schedule.

---------------------
* Filed herewith.
# Management contract or compensatory plan or arrangement.