Form 10-Q
period 1999-03-31
TRUE NORTH COMMUNICATIONS INC
filed 1999-05-17
CIK 37931

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                             ____________________

                                   Form 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1999

                          Commission file no. 1-5029
                             ____________________


                        True North Communications Inc.
            (Exact name of Registrant as specified in its charter)


         Delaware                                        36-1088161
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


101 East Erie Street, Chicago, Illinois                    60611
(Address of principal executive offices)                (Zip Code)


                Registrant's Telephone Number:  (312) 425-6500



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.    Yes  X    No ____
                             ----



The number of shares of Common Stock, 33-1/3 cents par value, outstanding as of May 13, 1999 was 47,365,047.

                         TRUE NORTH COMMUNICATIONS INC.
                                     INDEX

                                                                                 Page
                                                                                Number
                                                                                ------
PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements
             Unaudited Condensed Consolidated Statements of Income for the
               Three Months Ended March 31, 1999 and 1998                           3

             Consolidated Condensed Balance Sheets as of March 31, 1999
               (Unaudited) and December 31, 1998                                    4

             Unaudited Condensed Consolidated Statements of Cash Flows for
               the Three Months Ended March 31, 1999 and 1998                       5

             Unaudited Notes to Condensed Consolidated Financial Statements for
               the Three Months Ended March 31, 1999 and 1998                       6

  Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                  8

  Item 3.    Quantitative and Qualitative Disclosure about Market Risk             12


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                                        13

  Item 6. Exhibits and Reports on Form 8-K                                         13

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
               (Amounts in thousands, except per share amounts)




                                                                                        Three Months Ended
                                                                                             March 31,
                                                                           ------------------------------------------
                                                                                    1999                   1998
                                                                           -------------------    -------------------

Revenues                                                                              $303,446               $287,761
                                                                           -------------------    -------------------

Operating Expenses:
    Salaries and employee benefits                                                     202,464                190,852
    Office and general                                                                  89,975                 85,335
                                                                           -------------------    -------------------
        Total operating expenses                                                       292,439                276,187
                                                                           -------------------    -------------------

Operating Income                                                                        11,007                 11,574

Other Income (Expense)                                                                   1,356                 (3,356)
                                                                           -------------------    -------------------

Income Before Taxes, Minority Interest and
  Equity Income                                                                         12,363                  8,218

Provision For Taxes                                                                      5,373                  4,058
                                                                           -------------------    -------------------

Income Before Minority Interest and Equity Income                                        6,990                  4,160

Minority Interest Expense                                                                  (27)                (1,053)

Equity Income                                                                              210                    533
                                                                           -------------------    -------------------

Net Income                                                                            $  7,173               $  3,640
                                                                           ===================    ===================


Per Share Information:
---------------------
  Basic earnings per share                                                               $0.16                  $0.08
                                                                           ===================    ===================
  Average common shares outstanding                                                     46,090                 45,353
                                                                           ===================    ===================

  Diluted earnings per share                                                             $0.15                  $0.08
                                                                           ===================    ===================
  Average common shares outstanding, assuming dilution                                  47,729                 47,208
                                                                           ===================    ===================

                See accompanying notes to financial statements.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               MARCH 31, 1999 (UNAUDITED) AND DECEMBER 31, 1998
                            (Amounts in thousands)



                                                                        March 31,                 December 31,
                                                                           1999                       1998
                                                                -----------------------    ------------------------
CURRENT ASSETS:
 Cash and cash equivalents                                                   $  122,442                  $   88,685
 Marketable securities                                                          133,572                     143,863
 Accounts receivable, net                                                       870,153                     873,675
 Other current assets                                                            93,791                      76,173
                                                                -----------------------    ------------------------
   Total current assets                                                       1,219,958                   1,182,396
                                                                -----------------------    ------------------------

NONCURRENT ASSETS:
 Property and equipment, net                                                    127,268                     129,815
 Goodwill, net                                                                  442,448                     413,395
 Investment in affiliated companies                                              27,067                      22,335
 Other noncurrent assets                                                         37,863                      41,137
                                                                -----------------------    ------------------------
   Total noncurrent assets                                                      634,646                     606,682
                                                                -----------------------    ------------------------
      Total assets                                                           $1,854,604                  $1,789,078
                                                                =======================    ========================

CURRENT LIABILITIES:
 Accounts payable                                                            $  940,445                  $1,016,919
 Short-term bank borrowings                                                     254,577                     115,452
 Liability for federal and foreign taxes                                         19,058                      23,467
 Current portion of long-term debt                                               44,716                      43,353
 Accrued expenses                                                               120,550                     149,297
                                                                -----------------------    ------------------------
   Total current liabilities                                                  1,379,346                   1,348,488
                                                                -----------------------    ------------------------

NONCURRENT LIABILITIES:
 Long-term debt                                                                  13,688                      15,300
 Liability for deferred compensation                                             65,844                      69,193
 Other noncurrent liabilities                                                    90,319                      52,491
                                                                -----------------------    ------------------------
   Total noncurrent liabilities                                                 169,851                     136,984
                                                                -----------------------    ------------------------

STOCKHOLDERS' EQUITY:
 Preferred stock                                                                     --                          --
 Common stock                                                                    15,698                      15,479
 Paid-in capital                                                                249,987                     231,899
 Retained earnings                                                               70,647                      70,496
 Less-Treasury stock                                                               (525)                     (5,150)
 Deferred compensation                                                           (3,589)                         --
 Unrealized gain (loss) on marketable securities                                   (296)                      5,102
 Cumulative translation adjustment                                              (26,515)                    (14,220)
                                                                -----------------------    ------------------------
   Total stockholders' equity                                                   305,407                     303,606
                                                                -----------------------    ------------------------
      Total liabilities and stockholders' equity                             $1,854,604                  $1,789,078
                                                                =======================    ========================


                See accompanying notes to financial statements.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                             (Amounts in thousands)



                                                                        Three Months Ended
                                                                             March 31,
                                                               -----------------------------------
                                                                      1999               1998
                                                               ----------------   ----------------
Cash flows provided (used) by operating activities:
  Net income                                                        $  7,173            $   3,640
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
      Depreciation and amortization                                   12,722               12,206
      Equity income                                                     (210)                (533)
      Other                                                            1,827                2,416
  Changes in assets and liabilities, net of
    acquisitions:
      Accounts receivable                                              1,950               34,111
      Other current assets                                           (18,650)             (17,168)
      Accounts payable and accrued expenses                          (96,480)            (142,667)
                                                               -------------      ---------------
           Net cash used by operating activities.                    (91,668)            (107,995)
                                                               -------------      ---------------

Cash flows used by investing activities:
  Purchase of property and equipment                                  (8,541)              (8,370)
  Acquisitions and investments in businesses                         (35,339)             (15,080)
                                                               -------------      ---------------
           Net cash used in investing activities                     (43,880)             (23,450)
                                                               -------------      ---------------
Cash flows provided (used by) financing activities:
  Increase (decrease) in short-term bank borrowings                  139,126              113,184
  Proceeds from issuance of common stock                               1,812                4,712
  Proceeds from issuance of long-term debt                               852                  123
  Payments of long-term debt                                          (1,101)              (4,302)
  Proceeds from initial public offering of subsidiary                 42,048                   --
  Cash dividends paid                                                 (7,022)              (6,635)
  Payments for purchases of common stock                              (3,842)                  --
                                                               ----------------   ----------------
           Net cash provided by financing activities                 171,873              107,082
                                                               -------------      ---------------


Effects of exchange rates on cash                                     (2,568)                (421)
                                                               ----------------   ----------------
Net increase (decrease) in cash and cash equivalents                  33,757              (24,784)
Cash and cash equivalents, at beginning of year                       88,685              109,285
                                                               -------------      ---------------
Cash and cash equivalents, at end of period                         $122,442            $  84,501
                                                               =============      ===============


                See accompanying notes to financial statements.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
        UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
               (Amounts in thousands, except per share amounts)


1. Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by True North without audit, and include all adjustments, consisting only of normal recurring accruals, which True North considers necessary for a fair presentation. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in True North's 1998 Annual Report on Form 10-K.

     The operating results for the first three months of the year are not necessarily indicative of the results for the year or other interim periods.


2. Acquisitions

     In February 1999, True North issued 1,201 shares of its Common Stock for all the outstanding capital stock of The Financial Relations Board, Inc. ("FRB"), a Chicago-based investor relations firm. This acquisition has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements have been restated for all periods prior to the acquisition.

     The following summarizes the separate results of True North and FRB prior to the restatement:

                                          True North               FRB                 Combined
                                          ----------               ---                 --------

Year Ended December 31, 1998
  Revenues                                $1,242,309               $31,974            $1,274,283
  Net Income (Loss)                           36,115                (8,854)               27,261

Year Ended December 31, 1997
  Revenues                                $1,204,887               $35,134            $1,240,021
  Net Income (Loss)                          (50,046)                  104               (49,942)

     Included in the 1998 results of FRB are approximately $7,500 of merger related costs and other expense adjustments.

     Prior to the merger, FRB operated as an S-Corporation, therefore, their results do not reflect corporate income taxes. Pro-forma net income for FRB, assuming income taxes were charged (or credited) to operations, would be $(4,781) and $56 for the years ended December 31, 1998 and 1997, respectively.

     In the first three months of 1999, the cost of businesses acquired by True North in transactions accounted for as purchases was $13,537, including 402 shares of Common Stock and Treasury Stock. The excess of the purchase price over the fair value of net tangible assets acquired was $13,087 and is being amortized over periods not exceeding 40 years.

3. Comprehensive Income

     True North classifies its comprehensive income, which includes foreign currency translation adjustments and unrealized gains and losses on marketable securities available for sale, as a separate component of stockholders' equity. Total comprehensive income for the three months ended March 31, 1999 and 1998 was as follows:

                                                                        Three Months Ended
                                                                             March 31,
                                                              -------------------------------------
                                                                     1999                 1998
                                                              -----------------    ----------------

Net income                                                         $      7,173         $     3,640
Foreign currency translation                                            (12,295)             (2,520)
Unrealized gains (losses) on marketable securities,
 net of deferred  income taxes of $(4,573) and
 $10,291, respectively                                                   (5,398)             12,082
                                                              -----------------    ----------------
  Total comprehensive income                                       $    (10,520)        $    13,202
                                                              =================    ================

4. Marketable Securities

     At March 31, 1999 and December 31, 1998, True North's marketable securities consisted of:

                                                                 March 31,           December 31,
                                                                   1999                 1998
                                                            -----------------    ------------------

Publicis SA                                                      $   130,367         $   140,854
DoubleClick, Inc.                                                      3,205               3,009
                                                              -----------------    ----------------
                                                                 $   133,572         $   143,863
                                                              =================    ================

     True North has designated its investments in the above securities as available-for-sale and are carried at fair value, with any unrealized gains or losses, net of tax, reported as a separate component of comprehensive income.

     During the first quarter of 1999, True North sold 100 shares (adjusted for a 2 for 1 stock split) of DoubleClick, Inc. and realized a pre-tax gain of $4,070 ($2,300 after-tax or $0.05 per share).


5. Contingencies

     On December 2, 1997, Mazda Motor of America, Inc. ("Mazda"), a former client of True North's subsidiary, Foote, Cone & Belding Advertising, Inc. ("FCB"), initiated an arbitration before the American Arbitration Association in Los Angeles, California. Mazda seeks indemnity and reimbursement for liabilities it incurred or expects to incur in connection with automobile lease advertising that aired in 1996 and 1997. To date, Mazda seeks approximately $3.0 million in damages arising from Mazda's settlement of claims asserted by the Federal Trade Commission ("FTC"), various state attorneys general, and a class of consumers. Mazda has informally indicated that it will seek indemnification for costs it may incur to settle or defend additional claims which may be asserted by the FTC and various state attorneys general. The amount Mazda seeks for these additional claims may exceed $5.0 million. FCB intends to defend Mazda's' claims vigorously. In addition, FCB has filed a counterclaim in the arbitration seeking approximately $5.5 million in unpaid commissions for planning and placing advertising during the final months of FCB's relationship with Mazda. The arbitration hearing is scheduled to commence on January 24, 2000.

     On November 6, 1998, Publicis SA announced its intention to convert True North's 26.5% investment in Publicis Communication to approximately 792 of its publicly traded shares. Despite True North's objections, this transaction was approved by the shareholders of Publicis SA and Publicis Communication in special shareholders' meetings held in December 1998 and closed shortly thereafter. As a result, True North now owns approximately 8.8% of Publicis SA, which is recorded as an "available-for-sale security" in marketable securities.

     The book value of True North's 26.5% investment in Publicis Communication at the date of this transaction was $164,513. The fair value of the Publicis SA shares (based upon a December 14, 1998 Publicis closing price of $169.15 per share) was $133,981. Accordingly, True North recorded a pretax loss of $30,532 in the fourth quarter of 1998 as a result of the involuntary conversion of its investment in Publicis Communication to shares of Publicis SA. In addition, True North recorded a deferred tax obligation of approximately $3,139 upon the exchange. As a result, the after tax impact of this transaction was a loss of approximately $33,671.

     On May 5, 1999 Publicis SA, a greater than 5% shareholder, filed counterclaims in international arbitration proceedings which had been instituted by True North with the London Court of International Arbitration. Publicis SA seeks damages in the amount of 382,000 French Francs (approximately $62,000) for among other things, the alleged breaches of the May 1997 Separation Agreement between the parties and other actions which Publicis SA alleges creates liabilities associated with the arbitration proceedings. The counterclaims follow True North's direct claims against Publicis SA in excess of $160,000 for alleged breaches by Publicis SA of its obligations under the May 1997 Separation Agreement and for additional compensation for its investment in Publicis Communication. True North believes it has meritorious defenses to Publicis' counterclaims and intends to vigorously defend them.

     True North is a party to several other lawsuits incidental to its business. It is not possible at the present time to estimate the ultimate liability, if any, of True North with respect to such litigation; however, management believes that any ultimate liability will not be material in relation to True North's consolidated results of operations or financial position.

6. Subsidiary Initial Public Offering

     Effective February 10, 1999, a majority-owned subsidiary of True North, Modem Media . Poppe Tyson, Inc. ("MMPT") completed an initial public offering ("IPO") of its Common Stock. The number of shares issued was 2,990 at a price of $16 per share, with net proceeds totaling $42,048. As a result of the IPO, True North now owns approximately 51% of MMPT, down from its previous 70% ownership, and controls approximately 80% of the related stockholder votes. MMPT will use the proceeds from the IPO for working capital and capital expenditures.

     As a result of this transaction, True North recorded a $2,638 gain, net of $2,031 of deferred income taxes, as a credit to stockholders' equity.


7. Stock-Based Compensation Plans

     Effective in 1998, True North initiated a Restricted Stock Program for certain key employees whereby participants of the program can elect to exchange one-third of their executive cash incentive compensation for 115% of such cash compensation payable in restricted stock of the Company. One-third of the shares vest upon grant and the remaining shares vest equally over the following two years.

     During the first quarter of 1999, 217 shares of restricted stock were issued. The shares issued under this plan were recorded at their market value on date of grant with a corresponding charge to stockholders' equity for the unearned portion. The unearned portion is being amortized as compensation expense on a straight-line basis over the vesting period.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                (Amounts in thousands, except per share amounts)



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

THREE MONTHS ENDED MARCH 31, 1999 VERSUS 1998
---------------------------------------------

Results of Operations
---------------------

     Net income for the first three months of 1999 was $7,173 or $0.15 per share on a diluted basis. This compares to net income of $3,640 or $0.08 per share in the first three months of 1998. The results for 1998 have been restated to reflect True North's February, 1999 pooling of interests with FRB.

     Consolidated revenues increased $15,685 or 5.5% to $303,446 in the first quarter of 1999 from $287,761 in the comparable period in 1998. Revenues from the U.S. operations increased $12,229 or 5.7% to $225,980 while international revenues increased 4.7% to $77,466. Most of the worldwide growth in revenues was due to acquisitions while changes in foreign currency rates had a slight negative impact on international operations. Excluding acquisitions, divestitures and the effects of foreign currency translation, consolidated revenues increased by 1.4% quarter over quarter.

     Salaries and related benefits increased $11,612 or 6.1% in the first three months of 1999 compared to the same year ago period. Included in the 1999 amount is approximately $1,600 of severance costs associated with staff reductions primarily in the U.S. Excluding the impact of acquisitions, divestitures and severance costs, total salaries and related benefits increased 1.6%.

     Office and general expenses increased by 5.4% or $4,640 in the first quarter of 1999 over 1998. Excluding the impact of acquisitions and divestitures, this expense category increased 1.4%.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                (Amounts in thousands, except per share amounts)



Other Income (Expense) for both comparable periods was as follows:

                                                                           Three Months Ended
                                                                               March 31,
                                                                  ---------------------------------
                                                                        1999               1998
                                                                  --------------    ---------------

Interest income                                                          $ 1,622           $  1,275
Interest expense                                                          (4,388)            (4,631)
Gain on sale of marketable securities and other                            4,122                 --
                                                                  --------------    ---------------
                                                                         $ 1,356           $ (3,356)
                                                                  ==============    ===============

     Interest income increased by $347 in 1999 compared to 1998 due primarily to investments purchased by MMPT with the proceeds from their initial public offering in February, 1999. Interest expense decreased by $243 in the first three months of 1999 versus 1998 due primarily to lower average interest rates as well as lower average debt levels early in the quarter. During the first quarter of 1999, True North recognized a pre-tax gain of $4,070 ($2,300 after-tax or $0.05 per share) on the sale of a portion of its holdings in DoubleClick, Inc.

     The effective tax rate in the first three months of 1999 was 43.5% versus 49.4% in 1998. The effective rate in 1998 was negatively impacted by losses of foreign subsidiaries with no corresponding tax benefit.

     Minority interest expense was $27 in 1999 compared to $1,053 in 1998. This decrease is due primarily to lower operating results in certain Latin American and European operations.

     Equity income decreased by $323 as a result of the Company no longer reflecting an equity pick-up in its investment in Publicis.


Liquidity and Capital Resources
-------------------------------

     At March 31, 1999, the Company's cash and cash equivalents totaled $122,442, which is an increase of $33,757 over the 1998 year-end balances of $88,685. The increase is due primarily to the proceeds received by MMPT from the February 1999 initial public offering of its common stock.

Operating Activities
--------------------

     True North's funds from operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization, and changes in operating assets and liabilities. The net cash used by operating activities in the first quarter of 1999 was $91,668. This reflects payments typically made in the first quarter for bonuses and contributions to profit sharing plans for the prior year performance. The first quarter generally represents the lowest period of the year for client spending on media placements. It also includes production costs of client commercials which will be shown later in the year with such costs billed to clients when the commercials are completed.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                (Amounts in thousands, except per share amounts)



Investing Activities
--------------------

     True North's net capital expenditures for property and equipment were $8,541 for the first three months of 1999. These expenditures were primarily related to the Company's worldwide investment in technology coupled with leasehold improvements related to office moves.

     In the first three months of 1999, True North acquired several companies to enhance its network, primarily in the U.S. These acquisitions were financed by the issuance of 402 shares of Common Stock, Treasury Stock and additional short-term borrowings.

Financing Activities
--------------------

     The increase in short-term borrowings reflects the higher level of commercial production activity as well as a general slowing of accounts receivable collection during the first quarter of the year.

     True North has reached a tentative agreement to refinance two three-year term loans that mature on May 24, 1999 at terms more favorable than the existing term loans. The refinancing will be for $25,000. On May 6, 1999 True North received confirmations from its credit banks that the $75,000 364 day credit facility expiring on May 29, 1999 will be refinanced at terms similar to the maturing facility.

     At March 31, 1999 True North was in compliance with all covenants and conditions related to these agreements.

Year 2000 Compliance
--------------------

     True North relies on both information technology ("IT") and non-IT computer systems in its operations. Critical IT systems include True North's operating and accounting systems, such as IT software applications that allow True North to maintain client advertising information and to communicate with its vendors and clients. The non-IT systems are primarily telecommunications systems and the embedded microprocessors that control building systems, such as security systems, lighting, fire and safety systems, and heating, ventilating and air condition systems.

     In 1997, True North began to address the year 2000 compliance issue (that is, the fact that some systems may fail or produce inaccurate results using dates in or around the year 2000). True North has formed a year 2000 task force under its Chief Information Officer and this task force has developed a comprehensive program to test the Company's hardware and software applications for potential year 2000 problems. True North is assessing the effect of the year 2000 compliance issue on its non-IT systems and intends to replace non-IT systems as necessary to become year 2000 ready by December 1999.

     True North licenses substantially all of its systems from third party software vendors. True North has received confirmation of year 2000 compliance from suppliers of its primary business and financial systems. Internal testing, to the extent practical, will be done to ensure that such systems will function properly. Testing of all systems is expected to be done by June 30, 1999, and remediation should be completed by August 31, 1999.

True North is developing written contingency plans to address the risks created by the year 2000 compliance issue. These plans include procuring alternative vendors, if available, should True North conclude that an existing supplier will not be year 2000 ready. True North is scheduled to complete these contingency plans by July 1999.
                                       11

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                (Amounts in thousands, except per share amounts)



     During 1998 and 1997, True North incurred less than $0.5 million of expenses related to this issue in each year, and expects to incur an additional $0.5 million to $1.0 million of such expenses in 1999. Capital spending to replace non-compliant hardware and software is expected to be approximately $5 million in 1999. Funding for year 2000 remediation will be generated from on-going operations and available borrowings under the Company's various credit agreements.

     True North is currently unaware of any events, trends, or condition regarding this issue that may have a material effect on True North's results of operations, liquidity, and financial position. However, there can be no assurance that year 2000 remediation by True North or third parties will be properly and timely completed and failure to do so could have a material adverse effect on True North's financial condition.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     During 1993, True North entered into an interest rate swap contract with a bank which became effective in June 1994. Under this arrangement, True North receives LIBOR and pays a fixed interest rate of 6.1% on a notional amount of $25,000 in borrowing during the period from June 1994 to June 1999. At March 31, 1999, the carrying and fair market values of this interest rate swap were $54 and $(69), respectively. Other than this interest rate swap contract, True
North has not entered into any market risk sensitive contracts during the past three years.

     True North's consolidated financial statements are denominated in U.S. dollars. In 1998 and in the first quarter of 1999, True North derived approximately 28% of its revenues from operations outside of the United States. Currency fluctuations may give rise to translation gains and losses when financial statements of foreign operating units are translated into U.S. dollars. Significant strengthening of the U.S. dollar against major foreign currencies could have an adverse impact on True North's results of operations. In general, True North incurs most of its costs to support the related revenues in the same currency in which these revenues are billed, thereby reducing exposure to currency fluctuations. In the past, True North has not hedged foreign currency profits into U.S. dollars, because its management has believed that, over time, the costs of a hedging program outweigh any benefit of greater predictability in the Company's U.S. dollar denominated profits. However, as True North continues to extend the depth and breadth of its foreign operations, management will from time-to-time reconsider the issue of whether a foreign currency hedging program would be beneficial to its operations.

                     PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings

         Response to this item is incorporated by reference to Note 5 to the Registrant's unaudited notes to financial statements in this Quarterly Report.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits -

              27.1  Financial Data Schedule.

         (b)  Reports on Form 8-K -

              (1) On April 16, 1999, the Registrant reported certain recent events concerning its Rights Agreement.

              (2) On April 13, 1999, the Registrant reported certain recent events concerning management changes.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                TRUE NORTH COMMUNICATIONS INC.
                                         (Registrant)



                                             Kevin J. Smith
                                ---------------------------------------
                                               (Signature)


                                Kevin J. Smith
                                Senior Vice President
                                Chief Accounting Officer



Date: May 14, 1999