Form 10-K/A
period 1998-12-31
TRUE NORTH COMMUNICATIONS INC
filed 1999-06-29
CIK 37931

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                          FORM 10-K/A Amendment No.1

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

  The Registrant hereby amends Item 14 of its 1998 annual Report on Form 10-K to include the audited financial statements of Publicis Communication, a 50% or less owned foreign affiliate of the Registrant.

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

  In a report filed on Form 8-K, dated April 13, 1999, the Registrant reported certain recent events concerning management changes under Item 5 - "Other Events."

  In a report filed on Form 8-K, dated April 16, 1999, the Registrant reported certain events concerning its Rights Agreement under Item 5 - "Other Events."

  In a report filed on Form 8-K, dated June 14, 1999, the Registrant reported certain events concerning the sale of its investment in Publicis SA under Item
 5 - "Other Events."

  Item 14(d) - Publicis Communication Financial Statements

     The audited financial statements of Publicis Communication, a 50% or less owned foreign affiliate of the Registrant, are presented on pages F-1 through F-38 of this Form 10-KA. These financial statements have been prepared based upon accounting standards and practices acceptable for external financial reporting purposes in France and can vary from U.S. accounting standards and practices.

     As discussed in Note 6 of Notes to Consolidated Financial Statements of the Registrant's 1998 Financial Report, True North's 26.5% investment in Publicis Communication was converted to an approximate 8.8% investment in Publicis SA effective December 14, 1998. Effective June 14, 1999, the Registrant completed the sale of its entire investment in Publicis SA for net cash proceeds of approximately $135.3 million.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 25, 1999

                                          True North Communications Inc.


                                                   /s/ Kevin J. Smith
                                          By: _________________________________
                                                       Kevin J. Smith
                                                   Senior Vice President
                                                  Chief Accounting Officer

                            PUBLICIS COMMUNICATION


             REPORT ON THE PROFORMA COMBINED FINANCIAL STATEMENTS

               ANNUAL ACCOUNTS - PERIOD ENDING DECEMBER 31, 1998

             Report on the Proforma Combined Financial Statements


We have audited the attached proforma combined financial statements of the former Publicis Communication Group for the period from January 1 to December 31, 1998. These proforma combined financial statements are the responsibility of the group management. Our role is to express an opinion on these financial statements based on our audit.

We would like to point out that these Proforma combined financial statements were prepared for information purposes only. They fulfill no legal obligation whatsoever; following its merger-absorption by Publicis S.A. on December 11, 1998, taking effect retroactively as of January 1, 1998, Publicis Communication was wound-up and is therefore no longer obliged to prepare its financial statements for the 1998 fiscal year.

We conducted our audit in accordance with the professional standards applied in France. These standards require that we plan and perform the audit in order to obtain a reasonable assurance that the proforma combined financial statements are free of material misstatements. An audit consists of examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also consists of assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the Proforma combined financial statements give a true and fair view of the former Publicis Communication Group's financial position and of the results of its operations for the period from January 1 to December 31, 1998, in accordance with generally accepted French accounting principles and in the above-mentioned context.


Paris, March 22, 1999


                            The Statutory Auditors


                               Mazars & Guerard

Frederic Allilaire                                                  Jose Marette

                            PUBLICIS COMMUNICATION
                    COMBINED BALANCE SHEET AS OF 12/31/1998
          COMPARED TO THE CONSOLIDATED BALANCE SHEET AS OF 12/31/1997

                            in thousands of francs

------------------------------------------------------------------------------------------------------------------------------------
ASSETS                                            12/31/1997   12/31/1998  LIABILITIES                  12/31/1997      12/31/1998
------------------------------------------------------------------------------------------------------------------------------------
Fixed Assets                                         760.916      710.158  Shareholders' equity          1.284.971      1.002.753
                                                  -----------------------                               -------------------------
Gross intangible fixed assets                        382.553      501.538  Reserves, group share           999.129        779.279
Amortization of intangible fixed assets           (   90.063)  (  171.648) Income group share              217.378        150.089
                                                                                                        -------------------------
Gross fixed assets                                   770.958      826.421  Shareholders' equity          1.216.507        929.368
Depreciation and amortization of fixed assets     (  520.883)  (  539.685) group share                      38.294         34.954
                                                  -----------------------
Net intangible and tangible fixed assets             542.565      616.626  Income, group share              30.170         38.430
                                                                                                        -------------------------
Non-consolidated equity interest                      24.961       38.272  Minority interests               68.464         73.385
Equity interest accounted for under the equity
 method                                              157.593       14.966
Amounts due on equity interest                         1.386        1.386
Other gross long-term investments                     40.728       44.461
Provisions on other long-term investments         (    6.317)  (    5.553)
------------------------------------------------------------------------------------------------------------------------------------
Net long-term investments                            218.351       93.532  Contingency and loss
                                                                             provisions                    282.931        281.443
------------------------------------------------------------------------------------------------------------------------------------
Current assets                                     4.633.751    4.801.668  Short-term liabilities        3.780.015      4.121.161
                                                  -----------------------
Inventories & work-in-progress                       269.436      242.761  Short-term financial debt
                                                                             excluding overdraft            42.536         81.209
Advances & down payments to suppliers                 40.260       44.806  Bank overdraft                  270.647        209.642
Trade accounts and notes receivables               2.456.964    2.461.420  Advances & down payments
                                                                             from customers                219.277        244.505
Other current assets                                 924.391    1.085.155  Accounts Payable              1.840.060      1.959.466
Intergroup receivable accounts                       213.300       35.942  Intergroup payable accounts      47.542        123.809
Cash and cash equivalents                            729.400      931.584  Other accounts payable        1.359.933      1.502.530
------------------------------------------------------------------------------------------------------------------------------------
Prepaid expenses, assets                              76.505       38.070  Prepaid expenses,
                                                                             liabilities                   123.255        144.539
------------------------------------------------------------------------------------------------------------------------------------
    Total assets                                   5.471.172    5.549.896  Total liabilities             5.471.172      5.549.896
------------------------------------------------------------------------------------------------------------------------------------

                            PUBLICIS COMMUNICATION
                      PROFORMA COMPARED INCOME STATEMENTS
                             in thousands of francs

------------------------------------------------------------------------------------------------------------------------------------
                                                         Actual consolidated 12/31/1997    Combined proforma 12/31/1998   % Change
                                                                                                                          1997/1998
------------------------------------------------------------------------------------------------------------------------------------
Sales                                                      20.479.623                          22.873.074                     11.7%
Purchases                                               (  17.340.444)                      (  19.380.813)
    Gross margin                                                              3.139.179                         3.492.261     11.2%
Personnel charges                                       (   1.748.587)                      (   1.882.385)                     7.7%
Operating expenses                                      (     864.050)                      (     980.079)                    13.4%
    Total expenses                                                       (    2.612.637)                    (   2.862.464)
    Other revenue                                                                 4.917                             3.143
    Interim income                                                              531.459                           632.940     19.1%
Depreciation charges                                     (     98.930)                      (     106.732)
Provisions for doubtful accounts                         (     18.294)                      (      22.849)
Operating provisions                                     (     27.282)                      (      28.524)
Financial income                                               33.157                              15.708
    Profit before tax and extraordinay items                                    420.110                           490.543     16.8%
Extraordinary income                                     (      1.240)                      (      38.519)
Employee profit-sharing                                  (     11.460)                      (      14.083)
Income tax                                               (    168.445)                      (     212.923)
Income from companies consolidated under the
     equity method                                             37.186                               5.403
------------------------------------------------------------------------------------------------------------------------------------
Total net income before amortization of goodwill                                276.151                           230.421   - 16.6%
Including: group share of net income                                            244.732                           189.848   - 22.4%
------------------------------------------------------------------------------------------------------------------------------------
Provision for amortization of goodwill                   (     28.606)                      (      41.903)
Including: group share of the provision                  (     27.354)                      (      39.759)
    Total net income                                                            247.545                           188.518   - 23.8%
    Group share of net income                                                   217.378                           150.089   - 31.0%
------------------------------------------------------------------------------------------------------------------------------------

                            PUBLICIS COMMUNICATION
                   MOVEMENT IN WORKING CAPITAL REQUIREMENTS
                                 AND CASH FLOW
                              (in FRF thousands)

                                                                          --------------------------------------------
                                                                              1996             1997            1998
----------------------------------------------------------------------------------------------------------------------
MOVEMENT IN WORKING CAPITAL REQUIREMENT
AND CASH FLOW (3)
Decrease in contingency and los provisions                                   31.320            1.017             1.488
Increase in inventories and work-in-progress                                  1.943           54.679                 0
Decrease in borrowing and miscellaneous long-term debt                       56.318           24.408                 0
Increase in net receivables and other receivables                            77.605          325.384                 0
----------------------------------------------------------------------------------------------------------------------
                                                                            167.186          405.888             1.488
----------------------------------------------------------------------------------------------------------------------
RESOURCES (4)
Increase in contingency and loss provisions                                       0                0                 0
Decrease in inventories and work-in-progress                                      0                0            26.675
Increase in borrowing and miscellaneous long-term debt                            0                0            38.653
Decrease in net receivables and other debtor accounts                             0                0            37.366
Increase in net payables and other accounts payable                          79.022          469.648           393.444
----------------------------------------------------------------------------------------------------------------------
                                                                             79.022          469.648           496.138
----------------------------------------------------------------------------------------------------------------------
MOVEMENT IN NET WORKING CAPITAL REQUIREMENT (3) (4)                          88.164          (63.760)         (494.650)
----------------------------------------------------------------------------------------------------------------------
MOVEMENT IN CASH FLOW
----------------------------------------------------------------------------------------------------------------------
Cash on hand                                                                102.982         (191.629)          202.184
Less:
Banks (liability)                                                            46.339         (270.488)          (61.005)
----------------------------------------------------------------------------------------------------------------------
MOVEMENT IN CASH FLOW                                                        56.583           78.859           263.189
----------------------------------------------------------------------------------------------------------------------

                            PUBLICIS COMMUNICATION
                  STATEMENT OF CHANGES IN FINANCIAL POSITION
                              (in FRF thousands)

                                                                          ----------------------------------------------
                                                                             1996              1997              1998
-----------------------------------------------------------------------------------------------------------------------
USE OF FUNDS
Dividends distributed                                                        74.654            56.014            89.043
Consolidated long-term investments                                           46.103            63.319           104.341
Long-term investments accounted for under the equity method                       0                 0          (146.565)
Non-consolidated long-term investments                                            0            13.841            13.311
Investments in other fixed assets                                            91.657           101.167           152.423
Loans granted to holdings                                                         0                 0                 0
Working capital requirements                                                 88.164           (63.760)         (494.650)
Impact of TN agreements (1997)/ Leaving scope of consolidation
(PC/PSA merger) (1998)                                                            0           247.051           372.287
-----------------------------------------------------------------------------------------------------------------------
TOTAL USE OF FUNDS (1)                                                      300.578           417.632            90.190
-----------------------------------------------------------------------------------------------------------------------
SOURCES OF FUNDS
Net income                                                                  259.181           247.547           188.518
Amortization/depreciation                                                   124.753           127.536           183.030
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                        383.934           375.083           371.548
-----------------------------------------------------------------------------------------------------------------------
Income from companies consolidated under the equity method                  (43.483)          (37.186)           (5.403)
Dividends received from companies consolidated under the equity
method                                                                       16.348            17.406             1.485
Capital increases                                                                 0           142.627                 0
Repayment of loans granted to holdings                                            0             5.562                 0
Exchange rate variations and miscellaneous                                      362            (7.001)          (14.251)
TOTAL RESOURCES (2)                                                         357.161           496.491           353.379
-----------------------------------------------------------------------------------------------------------------------
NET RESOURCES (2)-(1)                                                        56.583            78.859           263.189
-----------------------------------------------------------------------------------------------------------------------

            NOTE TO THE COMBINED STATEMENTS AS OF DECEMBER 31, 1998
            -------------------------------------------------------

1.   PRINCIPLES AND METHODS OF CONSOLIDATION

     The merger- TAKEOVER of Publicis Communication by Publicis S.A., which took place on December 11, 1998, with retroactive effect from January 1, 1998 and its consequences (in particular, the combining of the assets and liabilities of Publicis Communication and Publicis S.A.) make it difficult to carry out a consolidation, as of December 31, 1998, of a Publicis Communication subgroup, which no longer has a legal or economic status. Consequently, the financial statements appearing in this document consist of a combination of the accounts of subsidiaries, made taking into account the following options:


     Scope of consolidation
     ----------------------

     The scope of consolidation is that which existed on the day the merger was carried out (December 11, 1998).

     All of the companies controlled by Publicis Communication were consolidated using the full consolidation method.
     The concept of control is defined, firstly, on the basis of the percentage interest held and the attached voting rights and concerns all companies in which a controlling interest (i.e. more than 50%), is held.

     Companies over which Publicis Communication exercises significant and ongoing influence are consolidated using the equity method. Significant influence is generally assumed when the group holding is at least 20%. As our holding in True North, formerly consolidated using the equity method, has been 10.6% since December 31, 1997, this company was not consolidated in 1998.

     Holdings in companies and subsidiaries of insignificant size were not consolidated.


     Foreign companies
     -----------------

     Foreign company accounts were converted using the so-called year-end exchange rate method and were therefore converted at the December 31 exchange rate. The variance in the shareholders' equity of foreign subsidiaries was booked, for the share attributable to the Group, under the heading "Reserves, group share" and, for third parties' share, under the heading "Minority interests."
     The choice of this historical method was justified by the presence of Publicis in Europe in countries with limited and controlled inflation and by the insignificant amount of its fixed assets.

     Closing date
     ------------

     The closing date for the combined financial statements was December 31.


2.   ACCOUNTING PRINCIPLES, POLICIES, AND METHODS

     The methods of evaluation and presentation used to prepare the Proforma statements and those of the companies within the scope of consolidation for the 1998 fiscal year remain the same as those used for the previous fiscal year.


3.   MOVEMENT IN SHAREHOLDERS' EQUITY AND RESERVES

     The table illustrating the change in net consolidated shareholders' equity between December 31, 1997 and December 31, 1998, based on the combined proforma financial statements is detailed in the following table:

---------------------------------------------------------------------------------------------------------------------
                                                           Total                Group share             Non-Group
---------------------------------------------------------------------------------------------------------------------
 Changes in the net position
 Consolidated net position as of 12/31/1997                   1,037,423                999,129                38,294
 1997 Income                                                    247,548                217,378                30,170
 Total                                                        1,284,971              1,216,507                68,464
 Dividends distributed                                        (  89,043)             (  63,565)            (  25,478)
 Adjustment in goodwill FCA                                       4,824                  4,824                     0
 Differences in currency rate                                  (  6,077)              (  6,200)                  123
 Differences in scope of consolidation                         (  8,155)                     0              (  8,155)
 Effect of combined accounts                                 (  372,287)            (  372,287)                    0
 (non-integration of Publicis Communication
 in the scope)
---------------------------------------------------------------------------------------------------------------------
Net combined position as of 12/31/1998                          814,233                779,279                34,954
---------------------------------------------------------------------------------------------------------------------

Publicis Communication SA     Auditor's Report on the Consolidated Accounts

Fiscal Year Ending
December 31, 1997

     Dear Sirs:

     In execution of the mission entrusted to us by your General Meeting of June 20, 1998, we have proceeded to examine the consolidated accounts of PUBLICIS COMMUNICATION for the fiscal year ended December 31, 1997, as attached to this report.

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