Form 10-Q
period 1999-06-30
TRUE NORTH COMMUNICATIONS INC
filed 1999-08-16
CIK 37931

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                             ____________________

                                   Form 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1999

                          Commission file no. 1-5029
                             ____________________


                        True North Communications Inc.
                        ------------------------------
            (Exact name of Registrant as specified in its charter)

                Delaware                               36-108816
    --------------------------------     ------------------------------------
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

         101 East Erie Street,
           Chicago, Illinois                             60611
    --------------------------------                     -----
         (Address of principal                        (Zip Code)
           executive offices)

                Registrant's Telephone Number:  (312) 425-6500
                                                --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes  X   No ____
                          ---

The number of shares of Common Stock, 33 1/3 cents per share par value, outstanding as of August 6, 1999 was 47,723,937.

                         TRUE NORTH COMMUNICATIONS INC.
                                     INDEX

                                                                                     Page
                                                                                     Number
                                                                                     ------
PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements

         Unaudited Condensed Consolidated Statements of Income for the
            Three and Six Months Ended June 30, 1999 and 1998.                          3

         Condensed Consolidated Balance Sheets as of June 30, 1999
            (Unaudited) and December 31, 1998.                                          4

         Unaudited Condensed Consolidated Statements of Cash Flows
            for the Six Months Ended June 30, 1999 and 1998.                            5

         Notes to Unaudited Condensed Consolidated Financial
            Statements.                                                                 6

 Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations.                                       10

 Item 3. Quantitative and Qualitative Disclosure about Market Risk.                    14


PART II.  OTHER INFORMATION

 Item 1. Legal Proceedings.                                                             16

 Item 4. Submission of Matters to a Vote of Security Holders.                           16

 Item 6. Exhibits and Reports on Form 8-K.                                              17

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
               (Amounts in thousands, except per share amounts)

                                                     Three Months Ended                   Six Months Ended
                                                           June 30,                            June 30,
                                                ---------------------------          -------------------------
                                                   1999              1998              1999             1998
                                                ---------         ---------          ---------       ---------
Revenues                                         $355,652          $319,248           $659,098        $607,009
                                                ---------         ---------          ---------       ---------

Operating Expenses:
  Salaries and employee benefits                  217,416           196,306            419,880         387,158
  Office and general                               98,260            89,408            188,235         174,743
                                                ---------         ---------          ---------       ---------
        Total operating expenses                  315,676           285,714            608,115         561,901
                                                ---------         ---------          ---------       ---------

Operating Income                                   39,976            33,534             50,983          45,108

Other Income (Expense)                             (2,258)           (4,236)              (902)         (7,592)
                                                ---------         ---------          ---------       ---------

Income Before Taxes, Minority
  Interest and Equity Income                       37,718            29,298             50,081          37,516

Provision For Taxes                                16,412            13,614             21,785          17,672
                                                ---------         ---------          ---------       ---------

Income Before Minority Interest
  and Equity Income                                21,306            15,684             28,296          19,844

Minority Interest Expense                            (752)           (1,250)              (779)         (2,303)

Equity Income                                         480             3,256                690           3,789
                                                ---------         ---------          ---------       ---------

Net Income                                       $ 21,034          $ 17,690           $ 28,207        $ 21,330
                                                =========         =========          =========       =========

Per Share Information:
---------------------
  Basic earnings per share                       $   0.45          $   0.39           $   0.60        $   0.47
                                                =========         =========          =========       =========
  Average common shares outstanding                47,296            45,661             46,637          45,497
                                                =========         =========          =========       =========

  Diluted earnings per share                     $   0.43          $   0.37           $   0.58        $  .0.45
                                                =========         =========          =========       =========
  Average common shares outstanding,
    assuming dilution                              48,871            47,968             48,235          47,550
                                                =========         =========          =========       =========

   Cash dividends per common share               $   0.15          $   0.15           $   0.30        $   0.30
                                                =========         =========          =========       =========

                See accompanying notes to financial statements.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                JUNE 30, 1999 (Unaudited) and DECEMBER 31, 1998
                            (Amounts in thousands)

                                                          June 30,      December 31,
                                                            1999           1998
                                                        ----------      ------------
CURRENT ASSETS:
 Cash and cash equivalents                              $  161,811        $   88,685
 Marketable securities                                       3,230           143,863
 Accounts receivable, net                                1,009,156           873,675
 Other current assets                                      100,511            76,173
                                                        ----------        ----------
   Total current assets                                  1,274,708         1,182,396
                                                        ----------        ----------

NONCURRENT ASSETS:
 Property and equipment, net                               133,929           129,815
 Goodwill, net                                             475,931           413,395
 Investment in affiliated companies                         20,505            22,335
 Other noncurrent assets                                    36,761            41,137
                                                        ----------        ----------
   Total noncurrent assets                                 667,126           606,682
                                                        ----------        ----------
      Total assets                                      $1,941,834        $1,789,078
                                                        ==========        ==========

CURRENT LIABILITIES:
 Accounts payable                                       $1,056,398        $1,016,919
 Short-term bank borrowings                                149,092           115,452
 Liability for federal and foreign taxes                    16,710            23,467
 Current portion of long-term debt                           7,701            43,353
 Accrued expenses                                          185,768           149,297
                                                        ----------        ----------
   Total current liabilities                             1,415,669         1,348,488
                                                        ----------        ----------

NONCURRENT LIABILITIES:
 Long-term debt                                             39,676            15,300
 Liability for deferred compensation                        63,674            69,193
 Other noncurrent liabilities                               91,538            52,491
                                                        ----------        ----------
   Total noncurrent liabilities                            194,888           136,984
                                                        ----------        ----------

STOCKHOLDERS' EQUITY:
 Preferred stock                                                --                --
 Common stock                                               15,850            15,479
 Paid-in capital                                           257,630           231,899
 Retained earnings                                          84,525            70,496
 Unrealized gain (loss) on marketable securities,
   net of tax                                                1,761             5,102
 Cumulative translation adjustment                         (25,791)          (14,220)
 Less-Treasury stock                                            (6)           (5,150)
 Less-Deferred compensation                                 (2,692)               --
                                                        ----------        ----------
   Total stockholders' equity                              331,277           303,606
                                                        ----------        ----------
      Total liabilities and stockholders' equity        $1,941,834        $1,789,078
                                                        ==========        ==========

                See accompanying notes to financial statements.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                            (Amounts in thousands)

                                                                        Six Months Ended
                                                                            June 30,
                                                                   ---------------------------
                                                                      1999            1998
                                                                   -----------     -----------
Cash flows provided (used) by operating activities:
  Net income                                                        $ 28,207        $  21,330
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
       Depreciation and amortization                                  26,935           24,141
       Equity income                                                    (690)          (3,788)
       Other                                                           6,776            3,398
       Changes in assets and liabilities, net of acquisitions:
           Accounts receivable                                       (96,148)          (3,419)
           Other current assets                                      (22,962)         (16,073)
           Accounts payable and accrued expenses                      26,488          (71,791)
                                                                   ---------      -----------
             Net cash used by operating activities:                  (31,394)         (46,202)
                                                                   ---------      -----------

Cash flows provided (used) by investing activities:
  Purchases of property and equipment                                (24,024)         (15,935)
  Acquisitions and investments in businesses                         (56,785)         (32,376)
  Proceeds from sale of marketable securities                        139,735                -
                                                                   ---------      -----------
     Net cash provided (used) by investing activities                 58,926          (48,311)
                                                                   ---------      -----------

Cash flows provided (used) by financing activities:
  Payments of long-term debt                                         (37,128)         (12,463)
  Additions to long-term debt                                         25,852          100,214
  Increase (decrease) in short-term bank borrowings                   33,640          (10,762)
  Proceeds from issuance of common stock                               5,851           10,479
  Proceeds from initial public offering of subsidiary                 42,048                -
  Cash dividends paid                                                (14,176)         (13,317)
  Payments for purchases of common stock                              (6,989)               -
                                                                   ---------      -----------
     Net cash provided by financing activities                        49,098           74,151
                                                                   ---------      -----------

Effects of exchange rates on cash and cash equivalents                (3,504)            (927)
                                                                   ---------      -----------

Net increase (decrease) in cash and cash equivalents                  73,126          (21,289)
Cash and cash equivalents at beginning of year                        88,685          109,285
                                                                   ---------      -----------
Cash and cash equivalents at end of period                          $161,811        $  87,996
                                                                   =========      ===========

                See accompanying notes to financial statements.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Amounts in thousands, except per share amounts)

1. Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by True North Communications Inc. (True North) without audit, and include all adjustments, consisting only of normal recurring accruals, which True North considers necessary for a fair presentation. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in True North's 1998 Annual Report on Form 10-K.

     The operating results for the first six months of the year are not necessarily indicative of the results for the year or other interim periods.


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

Year Ended December 31, 1998:
  Revenues                      $1,242,309       $31,974      $1,274,283
  Net Income (Loss)                 36,115        (8,854)         27,261

Year Ended December 31, 1997:
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

     In the first six months of 1999, the cost of businesses acquired by True North in transactions accounted for as purchases was $41,196, including 239 shares of Common Stock and 225 shares of Treasury Stock. The excess of the purchase price over the fair value of net tangible assets acquired was $39,747 and is being amortized over periods not exceeding 40 years.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                (Amounts in thousands, except per share amounts)

3. Comprehensive Income

     True North classifies its comprehensive income, which includes foreign currency translation adjustments and unrealized gains and losses on marketable securities available for sale, as a separate component of stockholders' equity. Total comprehensive income for the three and six months ended June 30, 1999 and 1998 was as follows:

                                                   Three Months Ended                  Six Months Ended
                                                        June 30,                           June 30,
                                                ------------------------          --------------------------
                                                  1999            1998              1999              1998
                                                -------         --------          ---------          -------
Net income                                      $21,034         $17,690           $ 28,207           $21,330
Foreign currency translation                        724            (499)           (11,571)           (3,019)
Unrealized gains on marketable
  securities                                      2,057           6,220             (3,341)           18,302
                                                -------         -------           --------           -------
         Total comprehensive income             $23,815         $23,411           $ 13,295           $36,613
                                                =======         =======           ========           =======

4. Marketable Securities

     True North's marketable securities consisted of:

                                                  June 30,             December 31,
                                                   1999                    1998
                                                  --------             ------------
          Publicis SA                              $    -                 $140,854
          DoubleClick, Inc.                         3,230                    3,009
                                                   ------                 --------
                                                   $3,230                 $143,863
                                                   ======                 ========

     True North has designated its investments in the above securities as available-for-sale and the investments are carried at fair value, with any unrealized gains or losses, net of tax, reported as a separate component of comprehensive income.

     On June 14, 1999, True North sold its entire investment in Publicis SA for net cash proceeds of $135,344 and realized a pre-tax gain of $1,363 ($770 after-tax or $0.02 per share).

     During the first quarter of 1999, True North sold 100 shares (adjusted for a 2 for 1 stock split) of DoubleClick, Inc. for net cash proceeds of $4,391 and realized a pre-tax gain of $4,070 ($2,300 after-tax or $0.05 per share).


5. Contingencies

     On December 2, 1997, Mazda Motor of America, Inc. ("Mazda"), a former client of True North's subsidiary, Foote, Cone & Belding Advertising, Inc. ("FCB"), initiated an arbitration before the American Arbitration Association in Los Angeles, California. Mazda seeks indemnity and reimbursement for liabilities it incurred or expects to incur in connection with automobile lease advertising that aired in 1996 and 1997. To date, Mazda seeks approximately $3.0 million in damages arising from Mazda's settlement of claims asserted by the Federal Trade Commission ("FTC"), various state attorneys general, and a class of consumers. Mazda has informally indicated that it will seek indemnification for costs it may incur to settle or defend additional claims, which may be asserted by the FTC and various state attorneys general. The amount Mazda seeks for these

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
               (Amounts in thousands, except per share amounts)

additional claims may exceed $5.0 million. FCB intends to defend Mazda's claims vigorously. In addition, FCB has filed a counterclaim in the arbitration seeking approximately $5.5 million in unpaid commissions for planning and placing advertising during the final months of FCB's relationship with Mazda. The arbitration hearing is scheduled to commence on January 24, 2000.

     On November 6, 1998, Publicis SA announced its intention to convert True North's 26.5% investment in Publicis Communication to approximately 792 of its publicly traded shares. Despite True North's objections, this transaction was approved by the shareholders of Publicis SA and Publicis Communication in special shareholders' meetings held in December 1998 and closed shortly thereafter. As a result, True North owned approximately 8.8% of Publicis SA, which was recorded as an "available-for-sale security" in marketable securities.

     The book value of True North's 26.5% investment in Publicis Communication at the date of conversion was $164,513. The fair value of the Publicis SA shares (based upon a December 14, 1998 Publicis closing price of $169.15 per share) was $133,981. Accordingly, True North recorded a pretax loss of $30,532 in the fourth quarter of 1998 as a result of the involuntary conversion of its investment in Publicis Communication to shares of Publicis SA. In addition, True North recorded a deferred tax obligation of approximately $3,139 upon the exchange. As a result, the after tax impact of this transaction was a loss of approximately $33,671.

     As described in Note 4, on June 14, 1999, True North sold its entire investment in Publicis SA.

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

     In May 1999, True North and MMPT entered into a stockholders' agreement ("Stockholder' Agreement") which stipulates, among other things, that upon the earlier of (i) the date True North and its affiliates no longer own at least 35% of the outstanding capital stock of MMPT and (ii) June 30, 2000, True North agrees that it and its affiliates will convert all of their shares of Class B common stock of MMPT into shares of Class A common stock of MMPT.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                (Amounts in thousands, except per share amounts)

     As part of the Stockholders' Agreement, True North and MMPT agreed to enter into a registration rights agreement that would contain provisions granting the holders of Class B common stock the right to participate in any underwritten public offering that MMPT may initiate, subject to certain limitations. In addition, the agreement would also provide the holders of Class B common stock the right to initiate the registration of their securities, subject to certain timing and other limitations.

7. Stock-Based Compensation Plans

     Effective in 1998, True North initiated a Restricted Stock Program for certain key employees whereby participants of the program can elect to exchange one-third of their cash incentive compensation for 115% of such cash compensation payable in restricted stock of the Company. One-third of the shares vest upon grant and the remaining shares vest equally over the following two years.

     During the first six months of 1999, 217 shares of restricted stock were issued. The shares issued under this plan were recorded at their market value on date of grant with a corresponding charge to stockholders' equity for the unearned portion. The unearned portion is being amortized as compensation expense on a straight-line basis over the vesting period.

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

THREE MONTHS ENDED JUNE 30, 1999 VERSUS 1998
--------------------------------------------

Results of Operations
---------------------

     Net income for the second quarter of 1999 was $21,034 or $0.43 per share on a diluted basis. This compares to net income of $17,690 or $0.37 per share in the corresponding quarter of 1998. The results for 1998 have been restated to reflect True North's February, 1999 pooling of interests with FRB.

     Consolidated revenues increased $36,404 or 11.4% to $355,652 in the second quarter of 1999 from $319,248 in the comparable period in 1998. Revenues from the U.S. operations increased $28,411 or 12.2% to $261,042 while international revenues increased 9.2% to $94,610. Approximately two-thirds of the worldwide growth in revenues was due to acquisitions while changes in foreign currency rates had a slight negative impact on international operations. Excluding acquisitions, divestitures and the effects of foreign currency translation, consolidated revenues increased by 5.0% from the prior year.

     Salaries and related benefits increased $21,110 or 10.8% in the second quarter of 1999 compared to the same year ago period. Excluding the impact of acquisitions, divestitures and foreign exchange variances, total salaries and related benefits increased 5.0%.

     Office and general expenses increased by 9.9% or $8,852 in the second quarter of 1999 over 1998. Excluding the impact of acquisitions, divestitures and foreign exchange variances, this expense category increased 3.0%.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)
                (Amounts in thousands, except per share amounts)

Other Income (Expense) for both comparable periods was as follows:

                                                        Three Months Ended
                                                              June 30,
                                                        ---------------------
                                                          1999         1998
                                                        ---------    --------

  Interest income                                        $ 1,843     $   838
  Interest expense                                        (5,458)     (5,984)
  Gain on sale of marketable securities and other          1,357         910
                                                        ---------    --------
                                                         $(2,258)    $(4,236)
                                                        =========    ========

     Interest income increased by $1,005 in the second quarter of 1999 compared to 1998 due primarily to investment income at MMPT from the proceeds from their initial public offering in February, 1999. Interest expense decreased by $474 in the second quarter of 1999 versus 1998 due primarily to lower debt levels in the last half of June resulting from the use of the proceeds of the sale of True North's holdings in Publicis SA to reduce short term borrowings. During the second quarter of 1999, True North recognized a pre-tax gain of $1,363 ($770 after-tax or $0.02 per share) on the sale of its holdings in Publicis SA.

     The effective tax rate in the second quarter of 1999 was 43.5% versus 46.5% in 1998. The effective rate in 1998 was negatively impacted by losses of foreign subsidiaries with no corresponding tax benefit.

     Minority interest expense was $752 in three months ended June 30, 1999 compared to $1,250 in 1998. This decrease is due primarily to lower operating results in certain Latin American and European operations.

     Equity income decreased by $2,776 as a result of the Company no longer reflecting an equity pick-up in its investment in Publicis Communication.

SIX MONTHS ENDED JUNE 30, 1999 VERSUS 1998
------------------------------------------

Results of Operations
---------------------

     Net income for the first six months of 1999 was $28,207 or $0.58 per share on a diluted basis. This compares to net income of $21,330 or $0.45 per share in the corresponding period of 1998. The results for 1998 have been restated to reflect True North's February, 1999 pooling of interests with FRB.

     Consolidated revenues increased $52,089 or 8.6% to $659,098 in the first six months of 1999 from $607,009 in the comparable period in 1998. Revenues from the U.S. operations increased $40,712 or 9.1% to $488,114 while international revenues increased 7.1% to $170,984. Approximately three-fourths of the worldwide growth in revenues was due to acquisitions while changes in foreign currency rates had a slight negative impact on international operations. Excluding acquisitions, divestitures and the effects of foreign currency translation, consolidated revenues increased by 3.3% period over period.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)
                (Amounts in thousands, except per share amounts)

     Salaries and related benefits increased $32,722 or 8.5% in the first six months of 1999 compared to the same year ago period. Excluding the impact of acquisitions, divestitures and foreign exchange variances, total salaries and related benefits increased 4.0%.

     Office and general expenses increased by 7.7% or $13,492 in the first six months of 1999 over 1998. Excluding the impact of acquisitions, divestitures and foreign exchange variances, this expense category increased 2.7%.


     Other Income (Expense) for both comparable periods was as follows:

                                                         Six Months Ended
                                                              June 30,
                                                      ------------------------
                                                        1999           1998
                                                      --------       ---------

  Interest income                                      $ 3,465        $  2,113
  Interest expense                                      (9,846)        (10,615)
  Gain on sale of marketable securities and other        5,479             910
                                                      --------       ---------
                                                       $  (902)       $ (7,592)
                                                      ========       =========

     Interest income increased by $1,352 in the second quarter of 1999 compared to 1998 due primarily to investment income at MMPT from the proceeds from their initial public offering in February, 1999. Interest expense decreased by $769 in the second three months of 1999 versus 1998 due primarily to lower debt levels. During the first six months of 1999, True North recognized a pre-tax gains of $5,433 ($3,070 after-tax or $0.06 per share) on the sale of its holdings in Publicis SA and a portion of its holdings in DoubleClick, Inc.

     The effective tax rate in the first half of 1999 was 43.5% versus 47.1% in 1998. The effective rate in 1998 was negatively impacted by losses of foreign subsidiaries with no corresponding tax benefit.

     Minority interest expense was $779 in six months ended June 30, 1999 compared to $2,303 in 1998. This decrease is due primarily to lower operating results in certain Latin American and European operations.

     Equity income decreased by $3,099 as a result of the Company no longer reflecting an equity pick-up in its investment in Publicis Communication.

Liquidity and Capital Resources
-------------------------------

     At June 30, 1999, the Company's cash and cash equivalents totaled $161,811, which is an increase of $73,126 over the 1998 year-end balances of $88,685. The increase is due primarily to the proceeds received by MMPT from the February 1999 initial public offering of its common stock.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)
                (Amounts in thousands, except per share amounts)

Operating Activities
--------------------

     True North's funds from operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization, and changes in operating assets and liabilities.

     The net cash used by operating activities in the first six months of 1999 was $31,394. This reflects payments typically made in the first half of the year for bonuses and contributions to profit sharing plans for the prior year's performance. It also includes production costs of client commercials, which will be shown later in the year with such costs billed to clients when the commercials are completed.


Investing Activities
--------------------

     True North's net capital expenditures for property and equipment were $24,024 for the first six months of 1999. These expenditures were primarily related to the Company's worldwide investment in technology coupled with leasehold improvements related to office moves.

     In the first six months of 1999, True North acquired several companies to enhance its network, primarily in the U.S. These acquisitions were financed by the issuance of 464 shares of Common Stock, Treasury Stock and additional short-term borrowings.

     In the first six months of 1999, True North has received $139,735 of proceeds from the sale of marketable securities.

Financing Activities
--------------------

     The net change in short-term bank borrowings reflects the use of the $135,344 cash proceeds from the sale of True North's investment in Publicis SA to reduce such borrowings offset by additional debt used to finance the acquisition program and seasonal needs.

     In May 1999, True North obtained two three year term loans totaling $25,000 which refinanced similar loans expiring on May 24, 1999. A $15,000 loan carries a fixed interest rate of 6.52% and a $10,000 loan carries a fixed rate of 6.785%.

     On May 27, 1999, True North extended its 364-day credit agreement for up to $75,000 of borrowings as part of its $250,000 revolving credit agreement. The terms of the extension include the payment of a commitment fee to the bank of 0.07% and the increase in the spread over the Euro currency rate of 0.25%. At June 30, 1999, True North had $50,000 outstanding under its $175,000 five year revolving credit facility.

     At June 30, 1999, True North was in compliance with all covenants and conditions related to these agreements.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)
                (Amounts in thousands, except per share amounts)

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

     In 1997, True North began to address the year 2000 compliance issue (that is, the fact that some systems may fail or produce inaccurate results using dates in or around the year 2000). True North has formed a year 2000 task force under its Chief Information Officer and this task force has developed a comprehensive program to test the Company's principal hardware and software applications for potential year 2000 problems. True North is assessing the effect of the year 2000 compliance issue on its non-IT systems and intends to replace non-IT systems as necessary to become year 2000 ready by December 1999.

     True North licenses substantially all of its systems from third party software vendors. True North has received confirmation of year 2000 compliance status from suppliers of its primary business and financial systems. Internal testing, to the extent practical, is being done to ensure that such systems will function properly. True North has also retained outside consultants to assist in the testing and remediation efforts. Testing of all systems and appropriate remediation is scheduled to be completed prior to year end 1999.

     True North is continuing to develop written contingency plans to address the risks created by the year 2000 compliance issue. These plans include procuring alternative vendors, if available, should True North conclude that an existing supplier will not be year 2000 ready.

     During 1998 and 1997, True North incurred less than $0.5 million of expenses related to this issue in each year, and expects to incur an additional $3.0 million to $3.5 million of such expenses in 1999. Capital spending to replace non-compliant hardware and software is expected to be approximately $5 million in 1999. Funding for year 2000 remediation will be generated from on-going operations and available borrowings under the Company's various credit agreements.

     True North is currently unaware of any events, trends, or conditions regarding this issue that may have a material effect on True North's results of operations, liquidity, and financial position. However, there can be no assurance that year 2000 remediation by True North or third parties will be properly and timely completed and failure to do so could have a material adverse effect on True North's financial condition.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     During 1993, True North entered into an interest rate swap contract with a bank which became effective in June 1994. Under this arrangement, True North received LIBOR and paid a fixed interest rate of 6.1% on a notional amount of $25,000 in borrowing during the period from June 1994 to June 1999. Other than this interest rate swap contract, True North has not entered into any market risk sensitive contracts during the past three years.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)
               (Amounts in thousands, except per share amounts)

     True North's consolidated financial statements are denominated in U.S. dollars. In 1998 and in the first six months of 1999, True North derived over 25% of its revenues from operations outside of the United States. Currency fluctuations may give rise to translation gains and losses when financial statements of foreign operating units are translated into U.S. dollars. Significant strengthening of the U.S. dollar against major foreign currencies could have an adverse impact on True North's results of operations. In general, True North incurs most of its costs to support the related revenues in the same currency in which these revenues are billed, thereby reducing exposure to currency fluctuations. In the past, True North has not hedged foreign currency profits into U.S. dollars, because its management has believed that, over time, the costs of a hedging program outweigh any benefit of greater predictability in the Company's U.S. dollar denominated profits. However, as True North continues to extend the depth and breadth of its foreign operations, management will from time-to-time reconsider the issue of whether a foreign currency hedging program would be beneficial to its operations.

                          PART II.  OTHER INFORMATION

Item 1.      Legal proceedings

     Response to this item is incorporated by reference to Note 5 to the Registrant's unaudited notes to financial statement in this Quarterly Report.


Item 4.      Submission of Matters to a Vote of Security Holders.

         On May 26, 1999, Registrant held its Annual Meeting of Stockholders to consider and vote upon the following matters:

         1.  A proposal to elect 12 directors.

--------------------------------------------------------------------------------
                                          For                           Withheld
                                          ---                           --------
--------------------------------------------------------------------------------
David A. Bell                          35,706,705                      1,412,061
--------------------------------------------------------------------------------
Ronald W. Bess                         35,717,771                      1,400,995
--------------------------------------------------------------------------------
Joseph A. Califano, Jr.                35,714,714                      1,404,052
--------------------------------------------------------------------------------
Donald L. Elliman, Jr.                 35,719,998                      1,398,768
--------------------------------------------------------------------------------
H. John Greeniaus                      35,270,985                      1,847,781
--------------------------------------------------------------------------------
Leo-Arthur Kelmenson                   35,718,433                      1,400,333
--------------------------------------------------------------------------------
Michael E. Murphy                      35,719,198                      1,399,568
--------------------------------------------------------------------------------
Charles D. Peebler, Jr.                35,712,642                      1,406,124
--------------------------------------------------------------------------------
J. Brendan Ryan                        35,706,781                      1,411,985
--------------------------------------------------------------------------------
Donald L. Seeley                       35,722,571                      1,396,195
--------------------------------------------------------------------------------
Marilyn R. Seymann                     35,720,270                      1,398,496
--------------------------------------------------------------------------------
Stephan T. Vehslage                    35,714,398                      1,404,368
--------------------------------------------------------------------------------

         2. A proposal to approve the amended and restated True North Stock Option Plan.

--------------------------------------------------------------------------------
         For          Against         Abstain                 Non-Vote
         ---          -------         -------                 --------
--------------------------------------------------------------------------------
     25,550,057      7,569,301        573,564                3,425,844
--------------------------------------------------------------------------------


         3. A proposal to ratify the appointment of Arthur Andersen LLP as Registrant's independent accountants.

--------------------------------------------------------------------------------
         For                      Against                   Abstain
         ---                      -------                   -------
--------------------------------------------------------------------------------
     36,799,408                   220,982                    93,376
--------------------------------------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits.

         10.1 Amended and Restated 364-Day Credit Agreement, dated May 27, 1999, by and among Registrant, the banks, financial institutions and other institutional lenders party thereto and Citibank, N.A., as administrative agent.

         10.2 Amendment to Employment Agreement dated as of July 30, 1997 by and between Registrant and Charles D. Peebler, Jr. entered into as of May 1, 1999.

     (b) Reports on Form 8-K.

         (1) 8-K filed April 14, 1999 reported certain recent events concerning Registrant's officers.

         (2) 8-K filed April 16, 1999 reported certain recent events concerning Registrant's preferred stock purchase rights plan.

         (3) 8-K filed June 17, 1999 reported certain recent events concerning the disposition of securities by Registrant.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          TRUE NORTH COMMUNICATIONS INC.
                                                   (Registrant)

                                                       Kevin J. Smith
                                          -------------------------------
                                                        (Signature)

                                          Kevin J. Smith
                                          Senior Vice President
                                          Chief Accounting Officer

Date: August 13, 1999