Form 10-Q
period 1999-09-30
TRUE NORTH COMMUNICATIONS INC
filed 1999-11-15
CIK 37931

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                             _____________________

                                   Form 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1999

                          Commission file no. 1-5029
                             ____________________


                        True North Communications Inc.
                        ------------------------------
            (Exact name of Registrant as specified in its charter)



              Delaware                                   36-108816
 -----------------------------------        -----------------------------------
   (State or other jurisdiction of            (I.R.S. Employer Identification
   incorporation or organization)                           No.)


         101 East Erie Street,
           Chicago, Illinois                               60611
 -----------------------------------                   -------------
         (Address of principal                           (Zip Code)
           executive offices)



                Registrant's Telephone Number:  (312) 425-6500
                                                --------------




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes X   No
                          ---    ---

The number of shares of Common Stock, 33 1/3 cents per share par value, outstanding as of November 5, 1999 was 48,202,414.

                        TRUE NORTH COMMUNICATIONS INC.
                                     INDEX

                                                                          Page
                                                                          Number
                                                                          ------
PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Unaudited Condensed Consolidated Statements of Income for
             the Three and Nine Months Ended September 30, 1999 and 1998.    3

           Condensed Consolidated Balance Sheets as of September 30, 1999
             (Unaudited) and December 31, 1998.                              4

           Unaudited Condensed Consolidated Statements of Cash Flows
             for the Nine Months Ended September 30, 1999 and 1998.          5

           Notes to Unaudited Condensed Consolidated Financial
             Statements.                                                     6

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.                           11

  Item 3.  Quantitative and Qualitative Disclosure about Market Risk.       16



PART II.   OTHER INFORMATION


  Item 1.  Legal Proceedings.                                               18


  Item 6.  Exhibits and Reports on Form 8-K.                                18

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
               (Amounts in thousands, except per share amounts)



                                                         Three Months Ended                             Nine Months Ended
                                                           September 30,                                  September 30,
                                                ---------------------------------              ---------------------------------

                                                     1999                 1998                       1999                1998
                                                ------------         ------------              -------------        ------------

Revenues                                            $356,722             $303,075                 $1,015,820            $910,084
                                                ------------         ------------              -------------        ------------

Operating Expenses:
    Salaries and employee benefits                   220,124              188,407                    640,004             575,565
    Office and general                               101,338               84,627                    289,573             259,370
    Restructuring and other charges                   76,400                4,344                     76,400               4,344
                                                ------------         ------------              -------------        ------------
        Total operating expenses                     397,862              277,378                  1,005,977             839,279
                                                ------------         ------------              -------------        ------------

Operating Income (Loss)                              (41,140)              25,697                      9,843              70,805

Other Income (Expense)                                  (968)                 149                     (1,870)             (7,443)
                                                ------------         ------------              -------------        ------------

Income (Loss) Before Taxes, Minority
    Interest and Equity Income                       (42,108)              25,846                      7,973              63,362

Provision (Benefit) For Taxes                        (11,283)              12,197                     10,502              29,869
                                                ------------         ------------              -------------        ------------

Income (Loss) Before Minority Interest
    and Equity Income                                (30,825)              13,649                     (2,529)             33,493

Minority Interest Expense                             (1,235)                (943)                    (2,014)             (3,246)

Equity Income                                            410                  518                      1,100               4,307
                                                ------------         ------------              -------------        ------------

Net Income (Loss)                                   $(31,650)            $ 13,224                 $   (3,443)           $ 34,554
                                                ============         ============              =============        ============


Per Share Information:
----------------------
  Basic earnings (loss) per share                   $  (0.66)            $   0.29                 $    (0.07)           $   0.76
                                                ============         ============              =============        ============
  Average common shares outstanding                   47,763               45,852                     46,996              45,613
                                                ============         ============              =============        ============

  Diluted earnings (loss) per share                 $  (0.66)            $   0.28                 $    (0.07)           $   0.73
                                                ============         ============              =============        ============
  Average common shares outstanding,
        assuming dilution                             47,763               47,734                     46,996              47,595
                                                ============         ============              =============        ============

   Cash dividends per common share                  $   0.15             $   0.15                 $     0.45            $   0.45
                                                ============         ============              =============        ============




                See accompanying notes to financial statements.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
              SEPTEMBER 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998
                             (Amounts in thousands)



                                                                              September 30,             December 31,
                                                                                   1999                     1998
                                                                           -----------------        -----------------
CURRENT ASSETS:
 Cash and cash equivalents                                                        $  122,317               $   88,685
 Short-term investments                                                               15,800                       --
 Marketable securities                                                                 6,406                  143,863
 Accounts receivable, net                                                            995,034                  873,675
 Other current assets                                                                114,299                   76,173
                                                                                  ----------               ----------
   Total current assets                                                            1,253,856                1,182,396
                                                                                  ----------               ----------

NONCURRENT ASSETS:
 Property and equipment, net                                                         139,712                  129,815
 Goodwill, net                                                                       484,769                  413,395
 Investment in affiliated companies                                                   27,009                   22,335
 Other noncurrent assets                                                              47,073                   41,137
                                                                                  ----------               ----------
   Total noncurrent assets                                                           698,563                  606,682
                                                                                  ----------               ----------
      Total assets                                                                $1,952,419               $1,789,078
                                                                                  ==========               ==========

CURRENT LIABILITIES:
 Accounts payable                                                                 $  996,605               $1,016,919
 Short-term bank borrowings                                                          193,551                  115,452
 Liability for federal and foreign taxes                                              11,383                   23,467
 Current portion of long-term debt                                                     7,109                   43,353
 Accrued expenses                                                                    212,387                  149,297
                                                                                  ----------               ----------
   Total current liabilities                                                       1,421,035                1,348,488
                                                                                  ----------               ----------

NONCURRENT LIABILITIES:
 Long-term debt                                                                       39,777                   15,300
 Liability for deferred compensation                                                  62,069                   69,193
 Other noncurrent liabilities                                                        122,839                   52,491
                                                                                  ----------               ----------
   Total noncurrent liabilities                                                      224,685                  136,984
                                                                                  ----------               ----------

STOCKHOLDERS' EQUITY:
 Preferred stock                                                                          --                       --
 Common stock                                                                         15,981                   15,479
 Paid-in capital                                                                     269,127                  231,899
 Retained earnings                                                                    45,705                   70,496
 Unrealized gain on marketable securities, net of tax                                  2,667                    5,102
 Cumulative translation adjustment                                                   (24,272)                 (14,220)
 Less-Treasury stock                                                                    (195)                  (5,150)
 Less-Deferred compensation                                                           (2,314)                      --
                                                                                  ----------               ----------
   Total stockholders' equity                                                        306,699                  303,606
                                                                                  ----------               ----------
      Total liabilities and stockholders' equity                                  $1,952,419               $1,789,078
                                                                                  ==========               ==========


                See accompanying notes to financial statements.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                             (Amounts in thousands)



                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                                 ------------------------------
                                                                                   1999                 1998
                                                                                 ---------            ---------
Cash flows provided (used) by operating activities:
  Net income (loss)                                                              $ (3,443)            $  34,554
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
      Depreciation and amortization                                                39,315                35,625
      Equity income                                                                  (686)               (4,306)
      Restructuring and other charges, net of tax                                  50,200                     -
      Other                                                                        12,590                   757
  Changes in assets and liabilities, net of acquisitions:
      Accounts receivable                                                         (59,304)              (41,249)
      Other current assets                                                        (19,400)              (13,269)
      Accounts payable and accrued expenses                                       (90,237)             (102,881)
                                                                                 --------             ---------
        Net cash used by operating activities                                     (70,965)              (90,769)
                                                                                 --------             ---------

Cash flows provided (used) by investing activities:
  Purchases of property and equipment                                             (35,494)              (23,819)
  Acquisitions and investments in businesses                                      (72,945)              (77,299)
  Purchases of short-term investments                                             (15,800)                    -
  Proceeds from sale of marketable securities                                     140,864                     -
                                                                                 --------             ---------
    Net cash provided (used) by investing activities                               16,625              (101,118)
                                                                                 --------             ---------

Cash flows provided (used) by financing activities:
  Payments of long-term debt                                                      (38,313)              (13,467)
  Additions to long-term debt                                                      26,545               137,913
  Increase (decrease) in short-term bank borrowings                                78,099                48,015
  Proceeds from issuance of common stock                                           12,728                13,813
  Proceeds from initial public offering of subsidiary                              42,048                     -
  Cash dividends paid                                                             (21,348)              (20,017)
  Payments for purchases of common stock                                          (10,424)               (2,994)
                                                                                 --------             ---------
    Net cash provided by financing activities                                      89,335               163,263
                                                                                 --------             ---------

Effects of exchange rates on cash and cash equivalents                             (1,363)                  642
                                                                                 --------             ---------

Net increase (decrease) in cash and cash equivalents                               33,632               (27,982)
Cash and cash equivalents at beginning of year                                     88,685               109,285
                                                                                 --------             ---------
Cash and cash equivalents at end of period                                       $122,317             $  81,303
                                                                                 ========             =========



                See accompanying notes to financial statements.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Amounts in millions, except per share amounts)

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

     The operating results presented herein are not necessarily indicative of the results for the year or other interim periods.

2. Restructuring and Other Charges

     In September 1999, management of True North committed to a formal plan to restructure its operations and recorded a $76.4 million pre-tax charge ($50.2 million after-tax or $1.05 per basic share) in the third quarter, 1999. The charge relates primarily to the costs to reduce employee positions and exit facilities in connection with the combination and integration of True North's two independent worldwide advertising agency networks. Bozell Worldwide's international operations, along with Bozell Detroit and Bozell Costa Mesa, will combine with FCB Worldwide and operate under the FCB Worldwide name. The restructuring initiatives also include the sale or closing of certain underperforming business units.

     A summary of the components of the restructuring charge is as follows:


       Severance and termination benefits                      $41.4
       Lease terminations and other exit costs                  24.2
       Impairment loss on sale or closing of business units     10.8
                                                               -----
                                                               $76.4
                                                               =====

     The involuntary severance and termination benefits portion of the charge amounts to $41.4 million and reflects the elimination of approximately 640 positions worldwide, primarily in international locations. The employee groups affected include executive and regional management, administrative, account management, creative and media production personnel. True North anticipates that the severance actions will be completed during 2000.

     The charge of $24.2 million associated with lease terminations and other exit costs represents primarily the closure, abandonment and downsizing of office space globally, including approximately 30 international locations. The costs include $13.5 million of remaining lease obligations net of estimated sublease income, as well as $5.9 million of impairment charges pertaining to leasehold improvements and fixed assets that will no longer be used in the combined operation. These actions are expected to be completed by mid-to-late 2000, with the cash portion of the charge to be paid out over the remaining lease periods, which range from one to five years.

     The impairment loss on sale or closing of certain business units amounts to $10.8 million and results from the decision to sell two business units, one in the U.S., and one in the United Kingdom, and the closing of four other business units and joint ventures, including the R/GA Digital Studios, which specializes in digital production for advertising and film companies. The impairment loss was computed based upon the difference between the estimated sales proceeds (if any) and the carrying value of the related assets and investments and primarily represents the impairment of goodwill associated with such units. These sales or closures are expected to be completed by mid 2000.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                (Amounts in millions, except per share amounts)

     During the third quarter of 1998, True North reorganized its Poppe-Tyson subsidiary prior to its merger with Modem Media into Modem Media.Poppe-Tyson, Inc. The impact of the reorganization was a charge of $4.3 million. These costs included severance, the write-down of computer equipment that was not being used in the ongoing operations to net realizable value, and the costs to buyout minority shareholders. To neutralize the earnings impact of these reorganization costs, during the third quarter of 1998, True North sold a portion of its investment in DoubleClick, Inc., resulting in a gain of $4.4 million, which has been included as an element of "Other Income (Expense)."


3. Acquisitions

     In February 1999, True North issued approximately 1.2 million shares of its Common Stock for all the outstanding capital stock of The Financial Relations Board, Inc. ("FRB"), a Chicago-based investor relations firm. This acquisition has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements have been restated for all periods prior to the acquisition.

     The following summarizes the separate results of True North and FRB prior to the restatement:

                                               True North             FRB               Combined
                                            -----------------  ------------------  -------------------
Year Ended December 31, 1998:
  Revenues                                          $1,242.3               $32.0             $1,274.3
  Net Income (Loss)                                     36.1                (8.9)                27.2

Year Ended December 31, 1997:
  Revenues                                          $1,204.9               $35.1             $1,240.0
  Net Income (Loss)                                    (50.0)                0.1                (49.9)

     Included in the 1998 results of FRB are approximately $7.5 million of merger related costs and other expense adjustments.

     Prior to the merger, FRB operated as an S-Corporation, therefore, their results do not reflect corporate income taxes. Pro-forma net income for FRB, assuming income taxes were charged (or credited) to operations, would be $(4.8 million) and $.01 million for the years ended December 31, 1998 and 1997, respectively.

     In the first nine months of 1999, the cost of businesses acquired by True North in transactions accounted for as purchases was $51.1 million, including
0.2 million shares of Common Stock and 0.2 million shares of treasury stock. The excess of the purchase price over the fair value of net tangible assets acquired was $46.8 million and is being amortized over periods not exceeding 40 years.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                (Amounts in millions, except per share amounts)

4. Comprehensive Income

     True North classifies its comprehensive income, which includes foreign currency translation adjustments and unrealized gains and losses on marketable securities available for sale, as a separate component of stockholders' equity. Total comprehensive income for the three and nine months ended September 30, 1999 and 1998 was as follows:

                                                 Three Months Ended                Nine Months Ended
                                                   September 30,                     September 30,
                                          -----------------------------     -----------------------------
                                               1999             1998             1999             1998
                                          ------------     ------------     ------------     ------------
Net income (loss)                               $(31.7)          $ 13.2           $ (3.4)           $34.6
Foreign currency translation                       1.5              4.9            (10.1)             1.9
Unrealized gains (loss) on marketable
     securities                                    0.9            (15.6)            (2.4)             2.7
                                          ------------     ------------     ------------     ------------
        Total comprehensive income (loss)       $(29.3)          $  2.5           $(15.9)           $39.2
                                          ============     ============     ============     ============

5. Marketable Securities

     True North's marketable securities consisted of:

                                            September 30,           December 31,
                                                1999                    1998
                                           --------------           ------------
Publicis SA                                          $  -                 $140.9
DoubleClick, Inc.                                     3.0                    3.0
Other                                                 3.4
                                                ---------              ---------
                                                     $6.4                 $143.9
                                                =========              =========

     True North has designated its investments in the above securities as available-for-sale and the investments are carried at fair value, with any unrealized gains or losses, net of tax, reported as a separate component of comprehensive income.

     On June 14, 1999, True North sold its entire investment in Publicis SA for net cash proceeds of $135.3 and realized a pre-tax gain of $1.4 million ($0.8 million after-tax or $0.02 per share).

     During the first nine months of 1999, True North sold 0.1 million shares (adjusted for a 2 for 1 stock split) of DoubleClick, Inc. for net cash proceeds of $5.5 million and realized a pre-tax gain of $5.1 million ($2.9 million after-tax or $0.06 per share).

6. Contingencies

     On December 2, 1997, Mazda Motor of America, Inc. ("Mazda"), a former client of the Company's subsidiary, Foote, Cone & Belding Advertising, Inc. ("FCB"), initiated an arbitration against FCB before the American Arbitration Association in Los Angeles, California. Mazda seeks indemnity and reimbursement for liabilities it incurred or expects to incur in connection with automobile lease advertising that aired in 1996 and 1997. Mazda is currently seeking from FCB approximately $9.0 million in damages, exclusive of interest, costs and attorneys' fees, arising from (a) Mazda's settlement of false advertising claims asserted by the Federal Trade Commission ("FTC"), various state attorneys general, and a class of consumers and (b) Mazda's settlement on or about September 30, 1999 of claims asserted by the FTC and various state attorneys generals, which

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                (Amounts in millions, except per share amounts)

alleged that Mazda violated the consent orders entered in the previous FTC and state attorneys general actions. FCB intends to defend Mazda's claims vigorously. In addition, FCB has filed a counterclaim in the arbitration seeking approximately $5.5 million in unpaid commission for planning and placing advertising during the final months of FCB's relationship with Mazda. The arbitration hearing is scheduled to commence on January 24, 2000.

     On November 6, 1998, Publicis SA announced its intention to convert True North's 26.5% investment in Publicis Communication to approximately 0.8 million of its publicly traded shares. Despite True North's objections, this transaction was approved by the shareholders of Publicis SA and Publicis Communication in special shareholders' meetings held in December 1998 and closed shortly thereafter. As a result, True North owned approximately 8.8% of Publicis SA, which was recorded as an "available-for-sale security" in marketable securities.

     The book value of True North's 26.5% investment in Publicis Communication at the date of conversion was $164.5 million. The fair value of the Publicis SA shares (based upon a December 14, 1998 Publicis closing price of $169.15 per share) was $134.0 million. Accordingly, True North recorded a pre-tax loss of $30.5 million in the fourth quarter of 1998 as a result of the involuntary conversion of its investment in Publicis Communication to shares of Publicis SA. In addition, True North recorded a deferred tax obligation of approximately $3.1 million upon the exchange. As a result, the after tax impact of this transaction was a loss of approximately $33.7 million.

     As described in Note 5, on June 14, 1999, True North sold its entire investment in Publicis SA.

     On May 5, 1999 Publicis SA, a greater than 5% shareholder, filed counterclaims in international arbitration proceedings which had been instituted by True North with the London Court of International Arbitration. Publicis SA seeks damages in the amount of 382 million French Francs (approximately $62 million) for among other things, the alleged breaches of the May 1997 Separation Agreement between the parties and other actions which Publicis SA alleges creates liabilities associated with the arbitration proceedings. The counterclaims follow True North's direct claims against Publicis SA in the amount of $106 million for alleged breaches by Publicis SA of its obligations under the May 1997 Separation Agreement and for additional compensation for its investment in Publicis Communication. True North believes it has meritorious defenses to Publicis' counterclaims and intends to vigorously defend them. The parties have also submitted claims for their respective attorney's fees and expenses. True North and Publicis appeared before the arbitration tribunal from September 27 through October 9, 1999 and presented evidence with regard to their respective claims. The tribunal informed the parties that no decision with regard to such claims would likely be issued until after the new year.

     True North is a party to several other lawsuits incidental to its business. It is not possible at the present time to estimate the ultimate liability, if any, of True North with respect to litigation matters; however, management believes that any ultimate liability will not be material in relation to True North's consolidated results of operations or financial position.

7. Subsidiary Initial Public Offering

     Effective February 10, 1999, a majority-owned subsidiary of True North, Modem Media. Poppe Tyson, Inc. ("MMPT") completed an initial public offering ("IPO") of its common stock. The number of shares issued was 3.0 million at a price of $16 per share, with net proceeds totaling $42.0 million. As a result of the IPO, True North now owns approximately 50% of MMPT, down from its previous 70% ownership, and controls approximately 80% of the related stockholder votes. MMPT will use the proceeds from the IPO for working capital and capital expenditures.

     As a result of this transaction, True North recorded a $2.6 million gain, net of $2.0 million of deferred income taxes, as a credit to stockholders' equity.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                (Amounts in millions, except per share amounts)

     In May 1999, True North and MMPT entered into a stockholders' agreement ("Stockholders' Agreement") which stipulates, among other things, that upon the earlier of (i) the date True North and its affiliates no longer own at least 35% of the outstanding capital stock of MMPT and (ii) June 30, 2000, True North agrees that it and its affiliates will convert all of their shares of Class B common stock of MMPT into shares of Class A common stock of MMPT and thereby entitled to only one vote per share versus the five votes per share of Class B common stock.

     In August 1999, True North and MMPT entered into a registration rights agreement that contains provisions granting the holders of Class B common stock the right to participate in any underwritten public offering that MMPT may initiate, subject to certain limitations. In addition, the agreement also provides the holders of Class B common stock the right to initiate the registration of their securities, subject to certain timing and other limitations.

8. Stock-Based Compensation Plans

     Effective in 1998, True North initiated a Restricted Stock Program for certain key employees whereby participants of the program can elect to exchange one-third of their cash incentive compensation for 115% of such cash compensation payable in restricted stock of the Company. One-third of the shares vest upon grant and the remaining shares vest equally over the following two years.

     During the first nine months of 1999, 0.2 million shares of restricted stock were issued. The shares issued under this plan were recorded at their market value on date of grant with a corresponding charge to stockholders' equity for the unearned portion. The unearned portion is being amortized as compensation expense on a straight-line basis over the vesting period.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                (Amounts in millions, except per share amounts)

     Certain statements contained in this Form 10-Q under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of
Section 21E(i)(1) of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results of True North to be materially different from any future results expressed or implied by these statements. Such factors include, among other things, the following: general economic and business conditions, changes in demand for the company's services, changes in competition, the ability of the company to integrate acquisitions or complete future acquisitions, interest rate fluctuations, dependence upon and availability of qualified personnel, and changes in government regulation. In light of these and other uncertainties, the forward-looking statements included in this document should not be regarded as a representation by True North that True North's plans and objectives will be achieved.

THREE MONTHS ENDED SEPTEMBER 30, 1999 VERSUS 1998
-------------------------------------------------

Results of Operations
---------------------

     The net loss for the third quarter of 1999 was $31.7 million or $0.66 per share on a diluted basis. This compares to net income of $13.2 million or $0.28 per share in the corresponding quarter of 1998. Excluding the impact of two pre-tax unusual charges ($76.4 million in 1999 primarily for the FCB/Bozell realignment; and $4.3 million in 1998 for the Modem Media.Poppe Tyson pre-IPO reorganization) and gains on the sales of DoubleClick securities ($1.1 million in 1999 and $4.4 million in 1998), net income for the third quarter ended September 30, 1999 was $17.9 million or $0.36 diluted per share, compared with $13.2 million or $0.28 diluted per share in the year-ago quarter. The results for 1998 have been restated to reflect True North's February, 1999 pooling of interests transaction with FRB.

     Consolidated revenues increased $53.6 million or 17.7% to $356.7 million in the third quarter of 1999 from $303.1 million in the comparable period in 1998. Revenues from the U.S. operations increased $47.1 million or 21.1% to $270.4 million while international revenues increased 8.2% to $86.3 million. Approximately one-half of the worldwide growth in revenues was due to acquisitions while changes in foreign currency rates had a slight negative impact on international operations. Excluding acquisitions, divestitures and the effects of foreign currency translation, consolidated revenues increased by 8.8% from the prior year.

     Salaries and related benefits increased $31.7 million or 16.8% in the third quarter of 1999 compared to the same year ago period. Excluding the impact of acquisitions, divestitures and foreign exchange variances, total salaries and related benefits increased 7.9%.

     Office and general expenses increased by 19.7% or $16.7 million in the third quarter of 1999 over 1998. Excluding the impact of acquisitions, divestitures and foreign exchange variances, this expense category increased 10.2%, primarily attributable to normal growth and Y2K compliance costs.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)
                (Amounts in millions, except per share amounts)

     In September 1999, management of True North committed to a formal plan to restructure its operations and recorded a $76.4 million pre-tax charge ($50.2 million after-tax or $1.05 per basic share) in the third quarter, 1999. The charge relates primarily to the costs to reduce employee positions and exit facilities in connection with the combination and integration of True North's two independent worldwide advertising agency networks. Bozell Worldwide's international operations, along with Bozell Detroit and Bozell Costa Mesa, will combine with FCB Worldwide and operate under the FCB Worldwide name. The restructuring initiatives also include the sale or closing of certain underperforming business units.

     A summary of the components of the restructuring charge is as follows:


                 Severance and termination benefits                      $41.4
                 Lease terminations and other exit costs                  24.2
                 Impairment loss on sale or closing of business units     10.8
                                                                         -----
                                                                         $76.4
                                                                         =====

     The involuntary severance and termination benefits portion of the charge amounts to $41.4 million and reflects the elimination of approximately 640 positions worldwide, primarily in international locations. The employee groups affected include executive and regional management, administrative, account management, creative and media production personnel. True North anticipates that the severance actions will be completed during 2000.

     The charge of $24.2 million associated with lease terminations and other exit costs represents primarily the closure, abandonment and downsizing of office space globally, including approximately 30 international locations. The costs include $13.5 million of remaining lease obligations net of estimated sublease income, as well as $5.9 million of impairment charges pertaining to leasehold improvements and fixed assets that will no longer be used in the combined operation. These actions are expected to be completed by mid-to-late 2000, with the cash portion of the charge to be paid out over the remaining lease periods, which range from one to five years.

     The impairment loss on sale or closing of certain business units amounts to $10.8 million and results from the decision to sell two business units, one in the U.S., and one in the United Kingdom, and the closing of four other business units and joint ventures, including the R/GA Digital Studios, which specializes in digital production for advertising and film companies. The impairment loss was computed based upon the difference between the estimated sales proceeds and the carrying value of the related assets and investments and primarily represents the impairment of goodwill associated with such units. These sales or closures are expected to be completed by mid 2000.

     True North anticipates expense savings of close to pre-tax $25.0 million on an annualized basis, with approximately half of such savings occurring in 2000 and the full amount realized in 2001 and thereafter.

     During the third quarter of 1998, True North reorganized its Poppe-Tyson subsidiary prior to its merger with Modem Media into Modem Media.Poppe-Tyson, Inc. The impact of the reorganization was a charge of $4.3 million. These costs included severance, the write-down of computer equipment that was not being used in the ongoing operations to net realizable value, and the costs to buyout minority shareholders. To neutralize the earnings impact of these reorganization costs, during the third quarter of 1998, True North sold a portion of its investment in DoubleClick,

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)
                (Amounts in millions, except per share amounts)

Inc., resulting in a gain of $4.4 million, which has been included as an element of "Other Income (Expense)."

Other Income (Expense) for both comparable periods was as follows:

                                                                          Three Months Ended
                                                                             September 30,
                                                                  --------------------------------
                                                                        1999              1998
                                                                  --------------    --------------

Interest income                                                       $ 1.8             $ 1.7
Interest expense                                                       (3.9)             (5.9)
Gain on sale of marketable securities and other                         1.1               4.3
                                                                       ----             -----
                                                                      $(1.0)            $ 0.1
                                                                      =====             =====

     Interest expense decreased by $2.0 million in the third quarter of 1999 versus 1998 due primarily to lower average debt levels resulting from the use of the proceeds of the June, 1999 sale of True North's holdings in Publicis SA to reduce short term borrowings.

     The effective tax rate in the third quarter of 1999 was a benefit of 26.8% versus 47.2% in 1998. The 1999 benefit rate was negatively impacted by the components of the restructuring charge, including the write off of intangible assets and lower foreign tax rates. Excluding the restructuring and other charges, the effective rate was 43.5%. The effective rate in 1998 was negatively impacted by losses of foreign subsidiaries with no corresponding tax benefit.

     Minority interest expense was $1.2 million in three months ended September 30, 1999 compared to $0.9 million in 1998. This increase is due primarily to favorable operating results at MMPT partially offset by lower net income in certain Latin American and European operations.

     Equity income decreased by $0.1 million as a result of the Company no longer reflecting an equity pick-up in its investment in Publicis Communication.

NINE MONTHS ENDED SEPTEMBER 30, 1999 VERSUS 1998
------------------------------------------------

Results of Operations
---------------------

     The net loss for the first nine months of 1999 was $3.4 million or $0.07 per share on a diluted basis. This compares to net income of $34.6 million or $0.73 per share in the corresponding period of 1998. The results for 1998 have been restated to reflect True North's February 1999 pooling of interests with FRB. Excluding the impact of two pre-tax unusual charges ($76.4 million in 1999 primarily for the FCB/Bozell realignment; and $4.3 million in 1998 for the Modem Media.Poppe Tyson pre-IPO reorganization) and gains on the sales of DoubleClick securities ($5.1 million in 1999 and $4.4 million in 1998), net income for the nine-month period ended September 30, 1999 was $43.9 million or $0.90 diluted per share, compared with $34.5 million or $0.73 diluted per share in the first nine months of last year.

                 TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)
                (Amounts in millions, except per share amounts)

     Consolidated revenues increased $105.7 million or 11.6% to $1,015.8 million in the first nine months of 1999 from $910.1 million in the comparable period in 1998. Revenues from the U.S. operations increased $87.8 million or 13.1% to $758.5 million while international revenues increased 7.5% to $257.3 million. Approximately two-thirds of the worldwide growth in revenues was due to acquisitions while changes in foreign currency rates had a slight negative impact on international operations. Excluding acquisitions, divestitures and the effects of foreign currency translation, consolidated revenues increased by 5.1% period over period.

     Salaries and related benefits increased $64.4 million or 11.2% in the first nine months of 1999 compared to the same year ago period. Excluding the impact of acquisitions, divestitures and foreign exchange variances, total salaries and related benefits increased 5.3%.

     Office and general expenses increased by 11.6% or $30.2 million in the first nine months of 1999 over 1998. Excluding the impact of acquisitions, divestitures and foreign exchange variances, this expense category increased 4.6%.

     As discussed earlier, True North recorded a pre-tax charge of $76.4 million ($50.2 million or $1.07 per basic share) in the third quarter of 1999.

Other Income (Expense) for both comparable periods was as follows:

                                                                           Nine Months Ended
                                                                             September 30,
                                                                  --------------------------------
                                                                        1999              1998
                                                                  --------------    --------------

Interest income                                                       $  5.3            $  3.8
Interest expense                                                       (13.8)            (16.6)
Gain on sale of marketable securities and other                          6.6               5.4
                                                                      ------            -------
                                                                      $ (1.9)           $ (7.4)
                                                                      ======            =======

     Interest income increased by $1.5 million in the first nine months of 1999 compared to 1998 due primarily to investment income at MMPT from the proceeds from its initial public offering in February, 1999. Interest expense decreased by $2.8 million in the first nine months of 1999 versus 1998 due primarily to lower debt levels. During the first nine months of 1999, True North recognized a pre-tax gain of $1.4 million ($0.8 million after-tax or $0.02 per share) on the sale of its holdings in Publicis SA and a pre-tax gain of $5.1 million ($2.9 million or $0.06 per share) on the sale of a portion of its holdings in DoubleClick, Inc.

     The 1999 effective tax rate for the nine months ended September 30, 1999 was impacted by the restructuring charge, including the write off of intangible assets and lower foreign tax rates. Excluding the negative impact from the restructuring charge, the effective tax rate in the first nine months of 1999 was 43.5% versus 47.1% in 1998. The effective rate in 1998 was negatively impacted by losses of foreign subsidiaries with no corresponding tax benefit.

     Minority interest expense was $2.0 million in the nine months ended September 30, 1999 compared to $3.2 million in 1998. This decrease is due primarily to lower operating results in certain Latin American and European operations.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)
                (Amounts in millions, except per share amounts)

     Equity income decreased by $3.2 million as a result of True North no longer reflecting an equity pick-up in its investment in Publicis Communication.

Liquidity and Capital Resources
-------------------------------

     At September 30, 1999, True North's cash and cash equivalents totaled $122.3 million, which is an increase of $33.6 million over the 1998 year-end balances of $88.7 million. The increase is due primarily to the proceeds received by MMPT from the February 1999 initial public offering of its common stock.

Operating Activities
--------------------

     True North's funds from operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization, and changes in operating assets and liabilities.

     The net cash used by operating activities in the first nine months of 1999 was $71.0 million. This reflects payments typically made in the first half of the year for bonuses and contributions to profit sharing plans for the prior years performance. It also includes production costs of client commercials, which will be shown later in the year with such costs billed to clients when the commercials are completed.

Investing Activities
--------------------

     True North's net capital expenditures for property and equipment were $35.5 million for the first nine months of 1999. These expenditures were primarily related to the Company's worldwide investment in technology coupled with leasehold improvements related to office moves.

     In the first nine months of 1999, True North acquired several companies to enhance its network, primarily in the U.S. These acquisitions were financed by the issuance of 0.5 million shares of Common Stock and Treasury Stock and additional short-term borrowings.

     In the first nine month of 1999, True North has received $140.8 million of proceeds from the sale of marketable securities.

Financing Activities
--------------------

     The net change in short-term bank borrowings reflects the use of the $135.3 million cash proceeds from the sale of True North's investment in Publicis SA to reduce such borrowings offset by additional debt used to finance the acquisition program and seasonal needs.

     In May 1999, True North obtained two three year term loans totaling $25.0 million which refinanced similar loans expiring on May 24, 1999. A $15.0 million loan carries a fixed interest rate of 6.52% and a $10.0 million loan carries a fixed rate of 6.785%.

     On May 27, 1999, True North extended its 364-day credit agreement for up to $75.0 million of borrowings as part of its $250.0 million revolving credit agreement. The terms of the extension include the payment of a commitment fee to the bank of 0.07% and the increase in the spread over the Euro currency rate of 0.25%. At September 30, 1999, True North had $75.0 million outstanding under its $175.0 million five year revolving credit facility.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)
                (Amounts in millions, except per share amounts)

     At September 30, 1999, True North was in compliance with all covenants and conditions related to these agreements.


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

     True North licenses substantially all of its systems from third party software vendors. True North has received confirmation of year 2000 compliance status from suppliers of its primary business and financial systems. Internal testing, to the extent practical, is being done to ensure that such systems will function properly. True North has also retained outside consultants to assist in the testing and remediation efforts. Testing and remediation of all systems is scheduled to be completed prior to year end 1999.

     True North is continuing to develop written contingency plans to address the risks created by the year 2000 compliance issue. These plans include procuring alternative vendors, if available, should True North conclude that an existing supplier will not be year 2000 ready.

     During 1998 and 1997, True North incurred less than $0.5 million of expenses related to this issue in each year, and expects to incur an additional $3.0 million to $3.5 million of such expenses in 1999. Capital spending to replace non-compliant hardware and software is expected to be approximately $5.0 million in 1999. Funding for year 2000 remediation will be generated from on-going operations and available borrowings under the Company's various credit agreements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

       During 1993, True North entered into an interest rate swap contract with a bank which became effective in June 1994. Under this arrangement, True North received LIBOR and paid a fixed interest rate of 6.1% on a notional amount of $25.0 million in borrowing during the

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)
                (Amounts in millions, except per share amounts)

period from June 1994 to June 1999. Other than this interest rate swap contract, True North has not entered into any market risk sensitive contracts during the past three years.

     True North's consolidated financial statements are denominated in U.S. dollars. In 1998 and in the first nine months of 1999, True North derived over 25% of its revenues from operations outside of the United States. Currency fluctuations may give rise to translation gains and losses when financial statements of foreign operating units are translated into U.S. dollars. Significant strengthening of the U.S. dollar against major foreign currencies could have an adverse impact on True North's results of operations. In general, True North incurs most of its costs to support the related revenues in the same currency in which these revenues are billed, thereby reducing exposure to currency fluctuations. In the past, True North has not hedged foreign currency profits into U.S. dollars, because its management has believed that, over time, the costs of a hedging program outweigh any benefit of greater predictability in the Company's U.S. dollar denominated profits. However, as True North continues to extend the depth and breadth of its foreign operations, management will from time-to-time reconsider the issue of whether a foreign currency hedging program would be beneficial to its operations.

                     PART II.  OTHER INFORMATION



Item 1.   Legal proceedings

Response to this item is incorporated by reference to Note 6 to the Registrant's unaudited notes to financial statement in this Quarterly Report.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

          10.1 Stockholders Agreement dated as of May 4, 1999, by and among True North Communications Inc, Modem Media.Poppe Tyson, Inc., Gerald M. O'Connell and Robert C. Allen, II.

          10.2 Registration Rights Agreement dated as of August 1, 1999, by and among Modem Media.Poppe Tyson, Inc., the holders of Class A Common Stock listed on the signature page thereto and the holders of Class B Common Stock listed on the signature page thereto.

     (b)  Reports on Form 8-K:

          (1) Form 8-K filed on September 9, 1999, reported certain recent events concerning the Registrant's realignment and restructuring of agency operations.

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



Date: November 15, 1999