Form 10-K
period 1999-12-31
TRUE NORTH COMMUNICATIONS INC
filed 2000-03-30
CIK 37931

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

                  For the fiscal year ended December 31, 1999

                          Commission File No. 1-5029

                               ----------------

                        TRUE NORTH COMMUNICATIONS INC.
            (Exact name of registrant as specified in its charter)

              Delaware                                 36-1088161
   (State or other jurisdiction of                  (I.R.S. employer
   incorporation or organization)                  identifiction No.)

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference or included in Part III of this Form 10-K or any amendment to this Form 10-K. YES [_] NO [X]

  The aggregate market value of Common Stock, 33 1/3 cents par value, held by non-affiliates of the Registrant, as of March 24, 2000 was $1,890,833,910.

  The number of shares of Common Stock, 33 1/3 cents par value, outstanding as of March 24, 2000 was 49,135,945.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 1999 are incorporated by reference into Parts I and II of this Form 10-K.

  Portions of the Registrant's Proxy Statement relating to its annual meeting of stockholders scheduled to be held on May 17, 2000 are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

  Certain statements contained in Registrant's 1999 Annual Report To Stockholders constitute "forward-looking statements" within the meaning of
Section 21E(i)(1) of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results of True North to be materially different from any future results expressed or implied by these statements. Such factors include, among other things, the following: general economic and business conditions, changes in demand for True North's services, changes in competition, the ability of True North to integrate acquisitions or complete future acquisitions, interest rate fluctuations, dependence upon and availability of qualified personnel, and changes in government regulation. In light of these and other uncertainties, the forward-looking statements included in this document should not be regarded as a representation by True North that True North's plans and objectives will be achieved.

                                    PART I

ITEM 1. BUSINESS

  General--True North Communications Inc. ("True North"), is a holding company which, through its subsidiaries, provides advertising and communication services on a global basis. True North operates from offices in more than 90 countries and territories through wholly-owned subsidiaries, affiliates and other servicing capabilities. True North's clients are primarily commercial enterprises, including industrial, consumer products, automotive, transportation, financial, service and other businesses. Clients also include government and governmental agencies and not-for-profit organizations.

  The services offered by True North include the planning, creation and production of advertising programs and the purchase and placement of such advertising in various media such as television, radio, newspapers, magazines, direct mail and the internet. Other ancillary services include specialty advertising, public relations, promotional services, directory advertising, marketing services and interactive digital media development.

  True North was incorporated under the laws of the State of Delaware in 1992 and is the successor to the advertising agency of Lord & Thomas founded in 1873.

  True North is a global advertising and communications holding company. It has three major advertising agencies: FCB Worldwide L.L.C., a top-ten global agency and the largest agency brand in the United States; and two national agencies, Bozell Group, Inc. and Temerlin McClain LP. In addition, True North Diversified Companies L.L.C. group is comprised of leading communications services brands, including: BSMG Worldwide, Inc. (public relations), Marketing Drive Worldwide, Inc. (global marketing services), R/GA Media Group, Inc. (interactive design and development), Tierney & Partners, Inc. (advertising and public relations), TN Media, Inc. (media placement), and New America Strategies Group L.L.C. (multicultural marketer). True North also holds an approximately 46% interest in Modem Media . Poppe Tyson, Inc., an internet marketing company.

  In September 1999, True North announced the realignment of its worldwide agency operation. As a result of the realignment, Bozell's international operations, together with its Bozell Detroit and Costa Mesa offices, were combined with FCB Worldwide and operate under the FCB Worldwide brand. With combined estimated billings of approximately $8 billion, FCB Worldwide is one of the ten largest global agency brand by billings, as well as the largest agency in the U.S. The new FCB Worldwide has a significantly more global profile, with approximately 40% of its billings internationally. In the realignment, Bozell continues as a strong national agency. The new Bozell agency is one of the top 20 agency brands in the U.S., with approximately $1.5 billion in billings and is now comprised of Bozell's New York operation, its Chicago, Seattle, Silicon Valley and Toronto agencies, as well as its original Omaha office. It also includes freestanding agencies Avrett, Free & Ginsberg, Berenter Greenhouse & Webster and Bozell Kamstra.

  Revenues--True North's principal source of revenues is from its agency brands, which receive commissions and fees earned on advertising placed with the various media, and commissions and fees earned for the production and preparation of advertising. In addition, True North's agency brands receive fees for various other services performed in connection with advertising, research and marketing studies. True North's revenues generally reflect the media buying patterns of its clients and are concentrated in the second and fourth quarters of the year.

  During 1999, the ten largest clients accounted for approximately 23% of consolidated revenues; one client accounted for approximately 9% of consolidated revenues.

  Clients--True North and its subsidiaries consider their relations with their clients to be satisfactory. Due to the nature of the business, however, any client could at some time in the future reduce its advertising budget, or transfer to another agency all or part of its advertising presently placed through True North. Representation of a client does not necessarily mean that all advertising for that client is handled by True North exclusively. In many cases, True North handles the advertising of only a portion of a client's products or services or only the advertising in particular geographic areas.

  Competition--The advertising agency business is highly competitive, with agencies of all sizes competing primarily on the basis of quality of service to attract and retain clients and personnel. Advertisers are able to move from one agency to another with relative ease, in part because accounts are terminable on short notice, usually 60 to 90 days. Clients may also reduce advertising and marketing budgets at any time. An agency's ability to compete for clients is sometimes affected by the policy, followed by many clients, of not permitting their agencies to represent competitive accounts in the same market. As a result, increasing size can impact an agency's ability to secure some new clients. In most cases, however, True North's separate agency groups have enabled True North to represent competing clients.

  Employees--At December 31, 1999, True North employed approximately 12,200 people in its majority-owned offices, including approximately 7,600 in the U.S. As part of the third quarter 1999 restructuring plan, True North implemented workforce reductions involving approximately 640 people, primarily in international locations.

  There is significant competition among advertising agencies for talented and qualified personnel. The ability to attract and retain such people is a key element of True North's personnel policies. True North believes its compensation, benefits and training policies are competitive with industry peers. Overall, True North considers relations with its employees to be satisfactory.

  For financial information concerning True North's segment reporting and geographical concentrations, see Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") starting on page 18 of the 1999 Annual Report and Note 10 of Notes to Consolidated Financial Statements on page 36 of the 1999 Annual Report.

  Regulation--True North's business is subject to government regulation, both domestic and foreign. Federal, state and local governments and governmental agencies have adopted statutes and regulations affecting the advertising activities of advertising agencies and their clients. For example, statutes and regulations have prohibited television advertising for certain products and have regulated the form and content of certain types of advertising for many consumer products. The Federal Trade Commission ("FTC") and various State Attorneys General have also required proof of accuracy of advertising claims with respect to various products and, in their enforcement policies, are seeking to establish more stringent standards with respect to advertising practices. The FTC and State Attorneys General have the authority to investigate and to institute proceedings against advertisers and their advertising agencies for false or misleading advertising. Proposals have also been made for the adoption of additional statutes and regulations which would further restrict the advertising activities of advertising agencies and their clients. The effect on the advertising business of future application of existing statutes or regulations, or the extent, nature or effect of future legislation or regulatory activity with respect to advertising, cannot be predicted.

  Financial Information about Foreign and Domestic Operations--Response to this item is incorporated by reference to Note 10 of Notes to Consolidated Financial Statements on page 36 of the 1999 Annual Report.

ITEM 2. PROPERTIES

  Substantially all of True North's operations are conducted in leased premises located in various cities in which True North does business throughout the world. True North's physical property consists primarily of leasehold improvements, furniture, fixtures and equipment. No difficulty is anticipated in negotiating lease renewals or in finding other satisfactory space if premises become unavailable. True North owns office buildings in Puerto Rico and the Dominican Republic, neither of which is material to True North's consolidated financial statements.

  For further information regarding True North's obligations under capital leases and noncancellable operating leases, see Notes 5 and 12 of Notes to Consolidated Financial Statements on pages 32 and 38 of the 1999 Annual Report.

ITEM 3. LEGAL PROCEEDINGS

  On December 2, 1997, Mazda Motor of America, Inc. ("Mazda"), a former client of True North's subsidiary, Foote, Cone & Belding Advertising, Inc. ("FCB"), initiated an arbitration against FCB before the American Arbitration Association in Los Angeles, California. Mazda seeks indemnity and reimbursement for liabilities it incurred or expects to incur in connection with automobile lease advertising that aired in 1996 and 1997. Mazda is currently seeking from FCB approximately $9.0 million in damages, exclusive of interest, costs and attorneys' fees, arising from (a) Mazda's settlement of false advertising claims asserted by the Federal Trade Commission ("FTC"), various state attorneys general, and a class of consumers and (b) Mazda's settlement on or about September 30, 1999, of claims asserted by the FTC and various state attorneys general, which allege that Mazda violated the consent orders entered in previous FTC and state attorneys general actions. FCB intends to defend Mazda's claims vigorously. In addition, FCB has filed a counterclaim in the arbitration seeking approximately $5.5 million in unpaid commissions for planning and placing advertising during the final months of FCB's relationship with Mazda. The arbitration hearing is being rescheduled for a date to be determined.

  True North is a party to several other lawsuits incidental to its business. It is not possible at the present time to estimate the ultimate liability, if any, of True North with respect to such litigation; however, management believes that any ultimate liability will not be material in relation to True North's consolidated results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

  True North's Common Stock is listed on the New York Stock Exchange. Its trading symbol is "TNO." At December 31, 1999 True North had 2,479 shareholders of record. In addition, response to this item is incorporated by reference to page 40 of the 1999 Annual Report.

ITEM 6. SELECTED FINANCIAL DATA

  Response to this item is incorporated by reference to page 24 of the 1999 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Response to this item is incorporated by reference to pages 18 through 24 of the 1999 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Response to this item is incorporated by reference to page 24 of the 1999 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Response to this item is incorporated by reference to pages 25 through 41 of the 1999 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information with respect to the Directors of the True North contained under the heading "Proposal 1--Election of Directors" in True North's Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2000 (the "Proxy Statement") is incorporated herein by reference. Information with respect to executive officers of True North who are not also Directors or nominees to the Board of Directors is included below.

Kenneth Ashley                 Mr. Ashley has served as Vice President,
Age 57                         Treasurer of True North since October 1997 and
                               Chief Credit Officer since December 1999. Prior thereto he was Chief Investment Officer and Treasurer of Thorndale Farm L.L.C. (a private investment company) from 1996 to 1997, and Secretary and Treasurer of CCH Incorporated from 1993 to 1996.

Gene Bartley                   Mr. Bartley has served as Chairman of Bozell
Age 54                         Group, Inc. (formerly Bozell Worldwide, Inc.),
                               a subsidiary of the Company, since September
                               1999 and Chief Executive Officer since December
                               1999. Prior thereto he was Vice Chairman of Bozell Worldwide North America from April 1999 to September 1999, served as President, Bozell
                               Worldwide North America from January 1998 to
                               April 1999, and served as President of Bozell
                               Worldwide New York Operations from July 1994 to
                               January 1998.

Suzanne S. Bettman             Ms. Bettman has served as Executive Vice
Age 35                         President, General Counsel of True North since
                               December 1999. From October 1997 to December
                               1999 she was Vice President, Assistant General
                               Counsel. From 1995 to 1997 she was a partner at Kirkland & Ellis (a law firm) where she had been an associate since 1989.

Harris Diamond                 Mr. Diamond has served as Chairman, True North
Age 47                         Diversified Companies LLC since August 1, 1999,
                               and President and Chief Executive Officer, BSMG
                               Worldwide, Inc. since 1995 (subsidiaries of
                               True North).

Edward Harrigan
Age 56 Mr. Harrigan has served as Chief Financial Officer, FCB Worldwide LLC (a subsidiary of True North) since July, 1998. Prior thereto he was a Regional Operating Officer of Baker & McKenzie (a law firm) from May 1997 to July 1998 and was Chief Financial Officer, North America, for Ogilvy & Mather (an advertising agency) from 1986 to May 1997.

Terry D. Peigh                 Mr. Peigh has served as Executive Vice
Age 46                         President, Director of TN Services since 1998.
                               Prior thereto he was a Senior Vice President and a Worldwide Account Director of FCB
                               Worldwide, Inc. (formerly Foote, Cone & Belding
                               Advertising, Inc.), a subsidiary of the
                               Company.

Dale F. Perona                 Mr. Perona has served as Senior Vice President
Age 54                         and Secretary of True North since May 1994.
                               Prior thereto Mr. Perona held other senior executive positions with the Company.

Ramesh Rajan                   Mr. Rajan has served as Executive Vice
Age 44                         President, Operations and Business Development,
                               since March 3, 2000 and since September 1999 has been Executive Vice President of True
                               North. Prior thereto he was Executive Vice
                               President and Chief Financial Officer of Bozell
                               Group, Inc. (formerly Bozell Worldwide, Inc.), a subsidiary of the Company, from April 1996 to December 1999, and served as Senior Vice
                               President and Chief Financial Officer,
                               international operations, of Bozell Group, Inc.
                               from February 1990 to March 1996.

Kevin J. Smith                 Mr. Smith has served as Executive Vice
Age 45                         President, Chief Financial Officer of True
                               North since March 15, 2000. From July 1998 to
                               March 15, 2000 he was Senior Vice President,
                               Chief Accounting Officer of True North. From
                               1997 to July 1998, he was Executive Vice
                               President, Chief Financial Officer and Chief
                               Executive Officer of Midcom Communications Inc.
                               (a telecommunications company) and was Chief
                               Executive Officer of Alexsis, Inc. (an
                               insurance services company) from 1992 to 1996.

Richard P. Sneeder, Jr.        Mr. Sneeder has served as Vice President,
Age 50                         Controller of True North since January 1999.
                               From 1994 to 1997 he was Vice President and
                               Controller, and from 1985 to 1994 he was Assistant Controller, of Alexander & Alexander
                               Services Inc. (an international risk
                               management, insurance brokerage and human resources management consulting company).

Valentine J. Zammit
Age 52 Mr. Zammit has served as President and Chief Executive Officer, True North Diversified Companies LLC (a subsidiary of True North) since April 1999. From January 1998 to April 1999, he was Executive Vice President and Chief Operating Officer of the Diversified Companies division of True North. Prior thereto he held other senior executive positions with Bozell Group, Inc., (formerly Bozell Worldwide, Inc.) including Vice Chairman and Chief Financial Officer.

  There are no family relationships between any of True North's executive officers.

  Information concerning compliance with Section 16(a) of the Securities and Exchange Act of 1934 required by Item 10 contained under the heading "Additional Information--Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement is incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  Item 14(a)(1)--List of Financial Statements: The following Consolidated Financial Statements of the Registrant and the Independent Public Accountant's Report covering these financial statements, appearing in the 1999 Annual Report on pages 25 through 41, are incorporated herein by reference in Item 8:

  Consolidated Balance Sheets--December 31, 1999 and 1998
  Consolidated Statements of Income--Years ended December 31, 1999, 1998 and
1997
  Consolidated Statements of Stockholders' Equity--Years ended December 31, 1999, 1998 and 1997
  Consolidated Statements of Cash Flows--Years ended December 31, 1999, 1998 and 1997
  Notes to Consolidated Financial Statements
  Reports of Independent Public Accountants

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

4.4*    Registrant's Bylaws, as restated on March 2, 2000.

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

4.7 First Amendment dated as of April 12, 1999 to the Rights Agreement dated as of November 4, 1998 between the Registrant and First Chicago Trust Company of New York, as Rights Agent (incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on Form 8-A12/A filed April 16, 1999).

10.1#   Registrant's Stock Option Plan (incorporated by reference to Exhibit
        10.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).

10.2# The Bozell, Jacobs, Kenyon & Eckhardt, Inc. Stock Option Plan, established effective March 30, 1992, as amended (incorporated by reference to Exhibit 4.5 to Registrant's Post-Effective Amendment No. 1 on Form S-8 dated March 17, 1998 to Registrant's Registration Statement on Form S-4, filed November 26, 1997).

10.3# Amendment to the Bozell, Jacobs, Kenyon & Eckhardt, Inc. Stock Option Plan effective as of August 1, 1998 (incorporated by reference to Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).

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

10.6#*  Registrant's Executive Deferred Compensation Plan.

10.7 Registration Rights Agreement Between Registrant and The Northwestern Mutual Life Insurance Company, dated as of July 30, 1997 (incorporated by reference to Exhibit 10.20 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

10.8 Five-Year Credit Agreement, dated as of May 29, 1998 among Registrant, the initial lenders named therein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to Registrant's Registration Statement on Form S-3 filed June 23, 1998 (File No. 333-57495)).

10.9 Amended and Restated 364-Day Credit Agreement, dated May 27, 1999, by and among Registrant, the banks, financial institutions and other institutional lenders party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999).

10.10 Stockholders Agreement dated as of May 4, 1999, by and among True North Communications Inc., Modem Media. Poppe Tyson, Inc., Gerald M. O'Connell and Robert C. Allen, II (incorporated by reference to
        Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999).

10.11 Registration Rights Agreement dated as of August 1, 1999, by and among Modem Media. Poppe Tyson, Inc., the holders of Class A Common Stock listed on the signature page thereto and the holders of Class B Common Stock listed on the signature page thereto (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999).

10.12#* Employment Agreement between Bruce Mason and Registrant dated
        February, 1999, amending the Employment Agreement between Bruce Mason and Registrant effective as of December 1, 1997.

10.13# Employment Agreement between J. Brendan Ryan and Registrant, dated as of December 31, 1996 (incorporated by reference to Exhibit 10.4 to Registrant's Current Report on Form 8-K dated June 10, 1997).

10.14#* Amendment to Employment Agreement between J. Brendan Ryan and
        Registrant dated as of July 30, 1997.

10.15# Asset Protection Plan between J. Brendan Ryan and Registrant dated June 5, 1996 (incorporated by reference to Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

10.16#* Employment Agreement between Gene Bartley and Registrant, dated April
        1, 1993, as amended as of April 1, 1995 and July 30, 1997.

10.17#* Employment Agreement between Harris Diamond and Registrant, dated as of March 1, 1993, as amended on December 13, 1996 and January 1, 2000.

10.18#* Employment Agreement between Leo-Arthur Kelmenson and Registrant, dated August 1, 1999.

10.19#* Employment Agreement between David A. Bell and Registrant, dated
        January 1, 2000.

10.20# Employment Agreement between Donald L. Seeley and Registrant, dated May 1, 1998 (incorporated by reference to Exhibit 10.3 to Registrant's Registration Statement on Form S-3 filed June 23, 1998 (File No. 333-57495)).

10.21# Employment Agreement between Charles D. Peebler, Jr. and Registrant, dated as of July 30, 1997 (incorporated by reference to Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

10.22# Amendment to Employment Agreement dated as of July 30, 1997 by and between Registrant and Charles D. Peebler, Jr. entered into as of May 1, 1999 (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30,
        1999).

10.23# Employment Agreement between Valentine J. Zammit and Registrant, dated June 26, 1997, as amended on July 25, 1997 (incorporated by reference to Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

10.24# Employment Agreement between Terry D. Peigh and Registrant dated as of April 16, 1998 (incorporated by reference to Exhibit 10.25 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).

10.25# Employment Agreement between Theodore J. Theophilos and Registrant, dated as of May 1, 1998 (incorporated by reference to Exhibit 10.4 to Registrant's Registration Statement on Form S-3 filed June 23, 1998 (File No. 333-57495)).

11.1*   Statement re Computation of Per Share Earnings.

13.1* Portions of Registrant's Annual Report to Shareholders incorporated by reference into this Annual Report on Form 10-K.

21.1*   Subsidiaries of Registrant.

23.1*   Consent of Arthur Andersen LLP.

24.1*   Power of Attorney.

27.1*   Financial Data Schedule.
--------
* Filed herewith.
#Management contract or compensatory plan or arrangement.

  Item 14(b)--Reports on Form 8-K: None.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2000

                                          True North Communications Inc.

                                                     /s/ David A. Bell
                                          By: _________________________________
                                                       David A. Bell
                                                  Chief Executive Officer
                                               (Principal Executive Officer)

                                                    /s/ Kevin J. Smith
                                          By: _________________________________
                                                      Kevin J. Smith
                                                   Senior Vice President
                                                  Chief Financial Officer

                                                /s/ Richard P. Sneeder, Jr.
                                          By: _________________________________
                                                  Richard P. Sneeder, Jr.
                                                      Vice President
                                                        Controller

  Pursuant to the requirements of the Securities and Exchange Act of 1934 and to the Power of Attorney filed with the Securities and Exchange Commission, this report has been signed below by the following persons (constituting a majority of the members of the Board of Directors of the Registrant) on behalf of the Registrant.

         Signature and Title                       Signature and Title


          /s/ David A. Bell                        Michael E. Murphy*
-------------------------------------     -------------------------------------
            David A. Bell                           Michael E. Murphy


      Joseph A. Califano, Jr.*                  Charles D. Peebler, Jr.*
-------------------------------------     -------------------------------------
       Joseph A. Califano, Jr.                   Charles D. Peebler, Jr.


       Donald M. Elliman, Jr.*                      J. Brendan Ryan*
-------------------------------------     -------------------------------------
       Donald M. Elliman, Jr.                        J. Brendan Ryan


         H. John Greeniaus*                         Donald L. Seeley*
-------------------------------------     -------------------------------------
          H. John Greeniaus                         Donald L. Seeley


        Leo-Arthur Kelmenson*                      Marilyn R. Seymann*
-------------------------------------     -------------------------------------
        Leo-Arthur Kelmenson                       Marilyn R. Seymann

                                                  Stephen T. Vehslage*
                                          -------------------------------------
                                                   Stephen T. Vehslage

        /s/ Suzanne S. Bettman
*By: ________________________________
          Suzanne S. Bettman
          as Attorney-in-Fact

                               INDEX OF EXHIBITS

 Exhibit
 Number  Description of Exhibit
 ------- ----------------------

  4.4*   Registrant's Bylaws, as restated on March 2, 2000.

 10.6#*  Registrant's Executive Deferred Compensation Plan.

 10.12#* Employment Agreement between Bruce Mason and Registrant dated
         February, 1999, amending the Employment Agreement between Bruce Mason and Registrant effective as of December 1, 1997.

 10.14#* Amendment To Employment Agreement between J. Brendan Ryan and
         Registrant dated as of July 30, 1997.

 10.16#* Employment Agreement between Gene Bartley and Registrant, dated April
         1, 1993, as amended as of April 1, 1995 and July 30, 1997.

 10.17#* Employment Agreement between Harris Diamond and Registrant, dated as of March 1, 1993, as amended on December 13, 1996 and January 1, 2000.

 10.18#* Employment Agreement between Leo-Arthur Kelmenson and Registrant, dated August 1, 1999.

 10.19#* Employment Agreement between David A. Bell and Registrant, dated
         January 1, 2000.

 11.1*   Statement re Computation of Per Share Earnings.

 13.1* Portions of Registrant's Annual Report to Shareholders incorporated by reference into this Annual Report on Form 10-K.

 21.1*   Sudsidiaries of Registrant.

 23.1*   Consent of Arthur Andersen LLP.

 24.1*   Power of Attorney.

 27.1*   Financial Data Schedule.

--------
* Filed herewith.
# Management contract or compensatory plan or arrangement.