Form 10-Q
period 2000-03-31
TRUE NORTH COMMUNICATIONS INC
filed 2000-05-15
CIK 37931

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                             ____________________

                                   Form 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2000

                          Commission file no. 1-5029
                             ____________________


                        True North Communications Inc.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


               Delaware                                  36-1088161
    -------------------------------         ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)


101 East Erie Street, Chicago, Illinois                    60611
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)


                Registrant's Telephone Number:  (312) 425-6500
                                                --------------



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.    Yes   X    No ____
                             -----


The number of shares of Common Stock, 33-1/3 cents par value, outstanding as of May 8, 2000 was 49,457,224.

                        TRUE NORTH COMMUNICATIONS INC.
                                     INDEX

                                                                                                  Page
                                                                                                 Number
                                                                                                 ------
PART I.      FINANCIAL INFORMATION

  Item 1.    Financial Statements

             Unaudited Condensed Consolidated Statements of Income for the
               Three Months Ended March 31, 2000 and 1999.                                          3

             Condensed Consolidated Balance Sheets as of March 31, 2000
               (Unaudited) and December 31, 1999.                                                   4

             Unaudited Condensed Consolidated Statements of Cash Flows for
               the Three Months Ended March 31, 2000 and 1999.                                      5

             Unaudited Notes to Condensed Consolidated Financial Statements for
               the Three Months Ended March 31, 2000 and 1999.                                      6

  Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations.                                                 9

  Item 3.    Quantitative and Qualitative Disclosure about Market Risk.                            13


PART II.     OTHER INFORMATION

  Item 1.    Legal Proceedings.                                                                    14

  Item 6.    Exhibits and Reports on Form 8-K.                                                     14

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
               (Amounts in thousands, except per share amounts)


                                                                                         Three Months Ended
                                                                                               March 31,
                                                                                    ----------------------------
                                                                                      2000                1999
                                                                                    --------            --------
Commissions and Fees                                                                $359,588            $303,446
                                                                                    --------            --------

Operating Expenses:
    Salaries and employee benefits                                                   229,355             202,464
    Office and general                                                               113,588              89,975
                                                                                    --------            --------
        Total operating expenses                                                     342,943             292,439
                                                                                    --------            --------

Operating Income                                                                      16,645              11,007
                                                                                    --------            --------

Other Income (Expense):
    Interest income                                                                    1,673               1,622
    Interest expense                                                                  (3,858)             (4,388)
    Gains on sales of marketable securities and other                                   (280)              4,122
                                                                                    --------            --------
        Total other income (expense)                                                  (2,465)              1,356
                                                                                    --------            --------

Income Before Taxes, Minority Interest and Equity Income                              14,180              12,363

    Provision for income taxes                                                         6,097               5,373
                                                                                    --------            --------

Income Before Minority Interest and Equity Income                                      8,083               6,990

    Minority interests                                                                 1,524                 (27)

    Equity income                                                                        553                 210
                                                                                    --------            --------

Net Income                                                                          $ 10,160            $  7,173
                                                                                    ========            ========


Per Share Information:
----------------------
    Basic earnings per share                                                        $   0.21            $   0.16
                                                                                    ========            ========
    Diluted earnings per share                                                      $   0.20            $   0.15
                                                                                    ========            ========

    Average common shares outstanding                                                 48,941              46,090
                                                                                    ========            ========
    Average common shares outstanding, assuming dilution                              50,447              47,729
                                                                                    ========            ========

    Cash dividends per common share                                                 $   0.15            $   0.15
                                                                                    ========            ========

         See accompanying notes to consolidated financial statements.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2000 (UNAUDITED) AND DECEMBER 31, 1999
                             (Amounts in thousands)


                                                                            March 31,                   December 31,
                                                                              2000                          1999
                                                                       ----------------              ----------------
CURRENT ASSETS:
 Cash and cash equivalents                                                   $  119,696                    $  118,265
 Short-term investments                                                             356                        16,858
 Marketable securities                                                            1,536                         2,076
 Accounts receivable, net                                                     1,008,087                     1,020,701
 Expenditures billable to clients                                                76,407                        69,512
 Other current assets                                                            20,769                        19,529
                                                                             ----------                    ----------
   Total current assets                                                       1,226,851                     1,246,941
                                                                             ----------                    ----------

NONCURRENT ASSETS:
 Property and equipment, net                                                    154,919                       156,799
 Goodwill, net                                                                  570,417                       487,787
 Investment in affiliated companies                                              34,939                        32,871
 Other noncurrent assets                                                         94,542                        80,882
                                                                             ----------                    ----------
   Total noncurrent assets                                                      854,817                       758,339
                                                                             ----------                    ----------
      Total assets                                                           $2,081,668                    $2,005,280
                                                                             ==========                    ==========

CURRENT LIABILITIES:
 Accounts payable                                                            $1,029,308                    $1,034,980
 Short-term bank borrowings                                                     155,372                       117,847
 Income taxes payable                                                            20,215                        22,642
 Current portion of long-term debt                                                9,074                         9,036
 Accrued expenses                                                               192,808                       210,283
                                                                             ----------                    ----------
   Total current liabilities                                                  1,406,777                     1,394,788
                                                                             ----------                    ----------

NONCURRENT LIABILITIES:
 Long-term debt                                                                  35,272                        36,632
 Liability for deferred compensation                                             69,467                        67,723
 Other noncurrent liabilities                                                   189,635                       139,761
                                                                             ----------                    ----------
   Total noncurrent liabilities                                                 294,374                       244,116
                                                                             ----------                    ----------

STOCKHOLDERS' EQUITY:
 Preferred stock                                                                     --                            --
 Common stock                                                                    16,450                        16,295
 Paid-in capital                                                                310,518                       293,435
 Retained earnings                                                               83,406                        80,615
 Unrealized gain on marketable securities                                           861                         1,179
 Cumulative translation adjustment                                              (24,876)                      (22,304)
 Less - treasury stock                                                             (865)                         (983)
 Less - deferred compensation                                                    (4,977)                       (1,861)
                                                                             ----------                    ----------
   Total stockholders' equity                                                   380,517                       366,376
                                                                             ----------                    ----------
      Total liabilities and stockholders' equity                             $2,081,668                    $2,005,280
                                                                             ==========                    ==========

          See accompanying notes to consolidated financial statements.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                             (Amounts in thousands)


                                                                      Three Months Ended
                                                                          March 31,
                                                               -------------------------------
                                                                    2000              1999
                                                               ------------      ------------
Cash flows provided (used) by operating activities:
  Net income                                                      $ 10,160          $  7,173
  Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
      Depreciation and amortization                                 16,951            12,722
      Equity income                                                   (553)             (210)
      Other                                                          1,685             1,827
  Changes in assets and liabilities, net of acquisitions:
      Accounts receivable                                             (518)            1,950
      Other assets                                                 (22,565)          (18,650)
      Accounts payable and accrued expenses                        (10,708)          (96,480)
                                                                  --------          --------
             Net cash used by operating activities:                 (5,548)          (91,668)
                                                                  --------          --------

Cash flows used by investing activities:
  Purchases of property and equipment                              (10,730)           (8,541)
  Acquisitions and investments in businesses                       (34,253)          (35,339)
  Maturities of short-term investments                              16,502                --
                                                                  --------          --------
     Net cash used by investing activities                         (28,481)          (43,880)
                                                                  --------          --------

Cash flows provided (used) by financing activities:
  Increase in short-term bank borrowings                            37,525           139,126
  Proceeds from issuance of common stock                            10,997             1,812
  Proceeds from issuance of long-term debt                              --               852
  Payments of long-term debt                                        (1,322)           (1,101)
  Proceeds from initial public offering of subsidiary                   --            42,048
  Cash dividends paid                                               (7,369)           (7,022)
  Payments for purchases of common stock                            (3,046)           (3,842)
                                                                  --------          --------
     Net cash provided by financing activities                      36,785           171,873
                                                                  --------          --------

Effects of exchange rates on cash                                   (1,325)           (2,568)
                                                                  --------          --------

Net increase in cash and cash equivalents                            1,431            33,757
Cash and cash equivalents at beginning of year                     118,265            88,685
                                                                  --------          --------
Cash and cash equivalents at end of period                        $119,696          $122,442
                                                                  ========          ========

          See accompanying notes to consolidated financial statements.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                (Amounts in millions, except per share amounts)

1. Basis of Presentation

     The condensed consolidated financial statements included herein have been prepared by True North without audit, and include all adjustments, consisting only of normal recurring accruals, which True North considers necessary for a fair presentation. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in True North's 1999 Annual Report on Form 10-K.

     The operating results for the first three months of the year are not necessarily indicative of the results for the year or other interim periods.


2. Acquisitions

     In the first three months of 2000, the cost of two advertising and communication agencies acquired by True North in transactions accounted for as purchases was $5.2 million. The excess of the purchase price over the fair value of net tangible assets acquired was $5.0 million and is being amortized over periods not exceeding 40 years.

     In addition, in February 2000, Modem Media. Poppe Tyson (MMPT) acquired 100% of the outstanding capital stock of Vivid Holdings, Inc. and its majority-owned subsidiary, Vivid Publishing, Inc. (Vivid) for approximately $63.6 million. The consideration was comprised of approximately $10.2 million in cash, approximately $14.4 million in Modem Media Class A common stock (446,010 shares), of which approximately $4.5 million will remain in escrow as security for the indemnification obligations of the sellers, and approximately $39.0 million in value related to employee stock options that were converted to MMPT stock options. The acquisition has been accounted for under the purchase method of accounting. The preliminary allocation of the excess of purchase price over the fair value of net assets acquired of approximately $63.8 million is being amortized over a five-year period and is subject to final determination.

3. Restructuring Charges

     In September 1999, management of True North committed to a formal plan to restructure its operations and recorded a $76.4 million pre-tax charge in the third quarter of 1999. The charge covered primarily severance, lease termination and other exit costs in connection with the combination and integration of True North's two independent worldwide advertising agency networks. The restructuring initiatives also included the sale or closing of certain underperforming business units.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
        UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                 (Amounts in millions, except per share amounts)

      A summary of components of the restructuring charge is as follows (in millions):

                                                  Severance             Lease
                                                    and               Termination
                                                 Termination           and Other         Impairment
                                                  Benefits            Exit Costs            Loss              Total
                                               --------------       ---------------     ------------        ---------
Restructuring reserve, beginning of period          $ 41.4               $ 24.2           $ 10.8             $ 76.4
     Write-down of impaired assets                      --                 (0.9)           (10.8)             (11.7)
     1999 cash payments                               (9.7)                (3.2)              --              (12.9)
                                                    ------               ------           ------             ------
Balance, December 31, 1999                            31.7                 20.1               --               51.8
     Write-down of impaired assets                      --                ( 1.2)              --               (1.2)
     2000 cash payments                               (8.3)                (2.3)              --              (10.6)
                                                    ------               ------           ------             ------
Balance, March 31, 2000                             $ 23.4               $ 16.6           $   --             $ 40.0
                                                    ======               ======           ======             ======


     The involuntary severance and termination benefits portion of the 1999 charge reflected the elimination of approximately 640 positions worldwide, primarily in international locations. As of March 31, 2000, approximately 490 positions were eliminated and True North anticipates that the severance actions will be completed during the remainder of 2000.

     The 1999 charge associated with lease terminations and other exit costs represented primarily the closure, abandonment and downsizing of office space globally, including approximately 30 international locations. As of March 31, 2000, approximately 19 facilities were abandoned or downsized. The remaining actions are expected to be completed by mid-to-late 2000, with the cash portion of the charge to be paid out over the remaining lease periods, which range from one to five years.

4. Comprehensive Income

     True North classifies its comprehensive income, which includes foreign currency translation adjustments and unrealized gains and losses on marketable securities available for sale, as a separate component of stockholders' equity. Total comprehensive income for the three months ended March 31, 2000 and 1999 was as follows:

                                                                          Three Months Ended
                                                                              March 31,
                                                                   -------------------------------
                                                                       2000              1999
                                                                   ------------       ------------
Net income                                                            $10.2             $  7.2
Foreign currency translation                                           (2.5)             (12.3)
Unrealized gains (losses) on marketable securities, net of
  deferred income taxes of $(0.2) and $(4.6), respectively             (0.3)              (5.4)
                                                                      -----             ------
     Total comprehensive income                                       $ 7.4             $(10.5)
                                                                      ======            ======

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
        UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                (Amounts in millions, except per share amounts)

5.  Contingencies

     On December 2, 1997, Mazda Motor of America, Inc. ("Mazda"), a former client of True North's subsidiary, Foote Cone & Belding Advertising, Inc. ("FCB"), initiated an arbitration against FCB before the American Arbitration Association in Los Angeles, California. Mazda seeks indemnity and reimbursement for liabilities it incurred or expects to incur in connection with automobile lease advertising that aired in 1996 and 1997. Mazda is currently seeking from FCB approximately $9.0 million in damages, exclusive of interest, costs and attorneys' fees, arising from (a) Mazda's settlement of false advertising claims asserted by the Federal Trade Commission ("FTC"), various state attorneys general, and a class of consumers and (b) Mazda's settlement on or about September 30, 1999, of claims asserted by the FTC and various state attorneys general, which alleged that Mazda violated the consent orders entered in previous FTC and state attorneys general actions. FCB intends to defend Mazda's claim vigorously. In addition, FCB has filed a counterclaim in the arbitration seeking approximately $5.5 million in unpaid commissions for planning and placing advertising during the final months of FCB's relationship with Mazda. The arbitration hearing is scheduled for the first quarter of year 2001.

     True North is a party to several other lawsuits incidental to its business. It is not possible at the present time to estimate the ultimate liability, if any, of True North with respect to such litigation, however, management believes that any ultimate liability will not be material in relation to True North's consolidated results of operations or financial position.


6. Investment in Modem Media. Poppe Tyson

     In March 2000, MMPT announced that it had filed a registration statement with the Securities and Exchange Commission relating to a proposed public offering of 4.5 million shares of its common stock. As part of the proposed offering, True North was offering to sell 2.5 million shares. Subsequently, MMPT postponed the offering due to adverse market conditions.

     On April 26, 2000, True North converted all of its shares of MMPT's Class B common stock into Class A shares. As a result, True North's voting power was reduced to approximately 46%. Effective for the second quarter of 2000, True North will account for its investment in MMPT under the equity method of accounting.

               TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
               (Amounts in thousands, except per share amounts)


General
-------

     True North's net income for the three months ended March 31, 2000, was $10.2 million, or $0.20 per diluted share. This compares to $7.2 million, or $0.15 per diluted share, for the three months ended March 31, 1999.

     The first quarter of 1999 included gains on the sale of securities of $4.1 million ($2.3 million after-tax or $0.05 per diluted share). Excluding these gains, net income for the first three months of 1999 was $4.9 million or $0.10 per diluted share. Historically, the first quarter is a seasonal low point from a revenue and earnings standpoint.


Revenues
--------

     Consolidated revenues increased $56.2 million, or 18.5%, to $359.6 million for the three months ended March 31, 2000, from $303.4 million in 1999. Revenues from the U.S. operations increased $54.8 million, or 24.1%, to $281.8 million in 2000, while international revenues increased 1.8%, or $1.4 million, to $77.8 million. Excluding the impact of changes in foreign exchange rates, international revenues increased 7.1%.

     Approximately 35% of the worldwide growth in revenues was due to acquisitions. Excluding the effects of acquisitions, divestitures and changes in foreign exchange rates, consolidated revenue growth from net new business wins and higher existing client net spending was 13.5%.


Operating Expenses
------------------

     Total consolidated operating expenses increased $50.5 million to $342.9 million from $292.4 million in 1999. Acquisitions accounted for approximately 34% of the increase. Excluding the effects of acquisitions, divestitures and changes in foreign exchange rates, total operating expenses increased 13.3% in the first quarter of 2000.

     Salaries and benefits increased $26.9 million, or 13.3%, to $229.4 million in 2000 from $202.5 million in the comparable quarter of 1999. Acquisitions represented approximately $11.1 million of the increase, while the impact of changes in foreign exchange rates decreased salaries and related benefit expenses by approximately $2.5 million. Excluding the effects of the items noted above, salaries and related benefits increased by 9.2%, representing normal salary growth progression and higher incentive expense due to the increased level of profitability partially offset by savings from the restructuring efforts.

               TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
               (Amounts in thousands, except per share amounts)


     Office and general expenses were $113.6 million for the three months ended March 31, 2000, compared to $90.0 million in 1999, a $23.6 million, or 26.2% increase. Acquisitions accounted for $6.0 million of the increase, while lower foreign exchange rates decreased those expenses by $2.1 million. Excluding the impact of acquisitions and changes in foreign exchange rates, office and general expenses increased by 22.5% in 2000 versus 1999. This reflects higher goodwill amortization due to acquisitions, expansion-related spending at MMPT, higher depreciation charges from upgrading the facilities and computer systems and strengthening bad debt reserves.


Restructuring and Other Charges
-------------------------------

     In September 1999, management of True North committed to a formal plan to restructure its operations and recorded a $76.4 million pre-tax charge in the third quarter of 1999. The charge covered primarily severance, lease termination and other exit costs in connection with the combination and integration of True North's two independent worldwide advertising agency networks. The restructuring initiatives also included the sale or closing of certain underperforming business units.

     The involuntary severance and termination benefits portion of the 1999 charge reflected the elimination of approximately 640 positions worldwide, primarily in international locations. As of March 31, 2000, approximately 490 positions were eliminated and True North anticipates that the remaining severance actions will be completed during the remainder of 2000.

     The 1999 charge associated with the lease terminations and other exit costs represented primarily the closure, abandonment and downsizing of office space globally, including approximately 30 international locations. As of March 31, 2000, approximately 19 facilities were abandoned or downsized. The remaining actions are expected to be completed by mid-to-late 2000, with the cash portion of the charge to be paid out over the remaining lease periods, which range from one to five years.

     The impairment loss on the sale or closing of certain businesses resulted from the decision to sell two business units, one in the U.S., and one in the United Kingdom, and to close four other business units and joint ventures, including the R/GA Digital Studios, which specialized in digital production for advertising and film companies. These sales or closures are expected to be completed by mid 2000.

     True North anticipates net pre-tax expense savings of approximately $25.0 million on an annualized basis, with approximately half of such savings occurring in 2000 and the full amount realized in 2001 and thereafter.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
               (Amounts in thousands, except per share amounts)

Other Income (Expenses)
-----------------------

     Interest income increased by $0.1 million in the three months ended March 31, 2000, compared to 1999. Interest expenses decreased by $0.5 million in the first quarter of 2000 versus 1999 due primarily to lower average debt levels.

     True North recognized pre-tax gains of $4.1 million in the first three months of 1999 on the sales of its holdings in DoubleClick, Inc.


Income Taxes
------------

     True North's effective tax rate was 43.0% in the first quarter of 2000 versus 43.5% in 1999. The effective rate is higher than the U.S. statutory rate of 35% primarily due to U.S. state and local income taxes and to the nondeductibity of certain expenses, including entertainment and amortization of goodwill.


Minority Interests
------------------

     Minority interest income in the first quarter of 2000 was $1.5 million versus $0.0 million in 1999. This reflects the impact of net losses in the operations of MMPT.


Equity Income
-------------

     Equity income was $0.5 million for the first three months of 2000, compared to $0.2 million in the corresponding period of 1999. This increase is due primarily to acquisitions and an increased ownership in South Africa operations.


Liquidity and Capital Resources
-------------------------------

     As of March 31, 2000, True North's cash and cash equivalents totaled $119.7 million, which is an increase of $1.4 million over the 1999 year-end balance of $118.3 million.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
               (Amounts in thousands, except per share amounts)

Operating Activities
--------------------

     True North's funds from operating activities consist primarily of net income adjusted for noncash items, including depreciation and amortization, and changes in operating assets and liabilities. Cash provided by operating activities was $(5.5) million in the first three months of 2000 and reflects the normal payment of incentives in the first quarter of the year for prior year performance. Operating cash flows are impacted by the seasonal spending patterns of clients. True North's policy is to bill and collect monies from its clients prior to payments due to the media.


Investing Activities
--------------------

     True North's net capital expenditures for property and equipment were $10.7 million for the quarter ended March 31, 2000. These expenditures primarily related to True North's worldwide investment in technology, coupled with leasehold improvements related to office moves. True North anticipates that capital expenditures in 2000 will approximate 1999's level and has no material commitments for future expenditures.

     In the first quarter of 2000, True North acquired several companies to enhance its network, primarily in Europe. True North anticipates that it will continue to pursue acquisitions opportunities that will expand its capabilities and geographical presence.


Financing Activities
--------------------

     At March 31, 2000, True North was in compliance with all covenants and conditions related to its Revolving Credit Agreement and certain other debt agreements.

     In March 2000, MMPT announced that it had filed a registration statement with the Securities and Exchange Commission relating to a proposed public offering of 4.5 million shares of its common stock. As part of the proposed offering, True North was offering to sell 2.5 million shares. Subsequently, MMPT postponed the offering due to adverse market conditions.

     True North has paid cash dividends at an annual rate of $0.60 per share over the past ten years. Determination of the payment of dividends is made by True North's Board of Directors on a quarterly basis. True North anticipates that its cash flow from operations will be adequate to continue payment of dividends at similar levels in 2000.

                TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
               (Amounts in thousands, except per share amounts)


     True North continues to acquire shares of its own stock under a 1998 Board of Directors resolution authorizing the purchase of up to $30.0 million. As of March 31, 2000, the remaining amount of such authorization is approximately $6.9 million. True North repurchases its stock primarily to meet its obligations under various stock-based compensation plans.

     True North believes that cash flow from operations, along with current cash balances, will be sufficient to satisfy working capital and other operating requirements in 2000. In the event additional funds are required, True North believes it will have sufficient resources, including borrowing capacity, to meet such requirements.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

     True North's consolidated financial statements are denominated in U.S. dollars. In 1999, True North derived approximately 26% of its revenues from operations outside the United States. Currency fluctuations may give rise to translation gains and losses when financial statements of foreign operating units are translated into U.S. dollars. Significant strengthening of the U.S. dollar against major foreign currencies could have an adverse impact on True North's results of operations.

     In general, True North incurs most of its costs to support the related revenues in the same currency in which these revenues are billed, thereby reducing exposure to currency fluctuations. In the past, True North has not hedged foreign currency profits into U.S. dollars, because management has believed that, over time, the costs of a hedging program outweigh any benefit of greater predictability in the Company's U.S. dollar denominated profits. However, as True North continues to extend the depth and breadth of its foreign operations, management will from time to time reconsider the issue of whether a foreign currency hedging program would be beneficial to its operations.

                     PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

         Reference is made to Part 1, Note 5 to the Registrant's unaudited notes to financial statements in this Quarterly Report.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

                10.1 Employment Agreement between Donald L. Seeley and Registrant dated as of March 16, 2000.

         (b)  Reports of Form 8-K:

                (1) Form 8-K filed on February 18, 2000, reported certain recent events concerning the Registrant's conclusion of arbitration with Publicis S.A.

                (2) Form 8-K filed on March 3, 2000, reported certain management changes.

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


                                TRUE NORTH COMMUNICATIONS INC.
                                         (Registrant)


                                        Kevin J. Smith
                                ------------------------------
                                          (Signature)


                                Kevin J. Smith
                                Executive Vice President
                                Chief Financial Officer



Date: May 15, 2000