Form 10-Q
period 2000-06-30
TRUE NORTH COMMUNICATIONS INC
filed 2000-08-14
CIK 37931

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

                           Commission file no. 1-5029

                              --------------------

                         TRUE NORTH COMMUNICATIONS INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               DELAWARE                                  36-1088161
   -------------------------------          ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

101 EAST ERIE STREET, CHICAGO, ILLINOIS                    60611
---------------------------------------                  ----------
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

The number of shares of Common Stock, 33-1/3 cents par value, outstanding as of August 4, 2000 was 49,828,428.

                         TRUE NORTH COMMUNICATIONS INC.

                                      INDEX

                                                                                     PAGE
                                                                                    NUMBER
                                                                                    ------
PART I.           FINANCIAL INFORMATION

    Item 1.       Financial Statements:

                  Unaudited Condensed Consolidated Statements of Income for the
                      Three and Six Months Ended June 30, 2000 and 1999.               3

                  Unaudited Condensed Consolidated Balance Sheets as of June 30,
                      2000, and December 31, 1999.                                     4

                  Unaudited Condensed Consolidated Statements of Cash Flows for
                      the Six Months Ended June 30, 2000 and 1999.                     5

                  Unaudited Notes to Condensed Consolidated Financial Statements
                      for the Six Months Ended June 30, 2000 and 1999.                 6

    Item 2.       Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.                                       9

    Item 3.       Quantitative and Qualitative Disclosure about Market Risk.          15

PART II.          OTHER INFORMATION

    Item 1.       Legal Proceedings.                                                  16

    Item 4.       Submission of Matters to a Vote of Security Holders.                16

    Item 6.       Exhibits and Reports on Form 8-K.                                   17

                 TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                         JUNE 30,                     JUNE 30,
                                               -------------------------     -------------------------
                                                  2000           1999           2000           1999
                                               ----------     ----------     ----------     ----------
Commissions and Fees                           $  375,090     $  355,652     $  734,678     $  659,098
                                               ----------     ----------     ----------     ----------

Operating Expenses:
    Salaries and employee benefits                221,277        217,416        450,632        419,880
    Office and general                             97,664         98,260        211,252        188,235
                                               ----------     ----------     ----------     ----------
        Total operating expenses                  318,941        315,676        661,884        608,115
                                               ----------     ----------     ----------     ----------

Operating Income                                   56,149         39,976         72,794         50,983
                                               ----------     ----------     ----------     ----------

Other Income (Expense):
    Interest income                                 1,130          1,843          2,801          3,465
    Interest expense                               (4,130)        (5,458)        (7,987)        (9,846)
    Gains on sales of marketable securities
     and other                                       (203)         1,357           (482)         5,479
                                               ----------     ----------     ----------     ----------
         Total other income (expense)              (3,203)        (2,258)        (5,668)          (902)
                                               ----------     ----------     ----------     ----------

Income Before Taxes, Minority Interest and
     Equity Income                                 52,946         37,718         67,126         50,081

    Provision for income taxes                     22,432         16,412         28,529         21,785
                                               ----------     ----------     ----------     ----------

Income Before Minority Interest and
     Equity Income                                 30,514         21,306         38,597         28,296

    Minority interests                               (911)          (752)           613           (779)

    Equity income (loss) of affiliates             (2,513)           480         (1,960)           690
                                               ----------     ----------     ----------     ----------

Net Income                                     $   27,090     $   21,034     $   37,250     $   28,207
                                               ==========     ==========     ==========     ==========

PER SHARE INFORMATION:
   Basic earnings per share                    $     0.55     $     0.45     $     0.76     $     0.60
                                               ==========     ==========     ==========     ==========
   Diluted earnings per share                  $     0.54     $     0.43     $     0.74     $     0.58
                                               ==========     ==========     ==========     ==========

   Average common shares outstanding               49,401         47,296         49,170         46,637
                                               ==========     ==========     ==========     ==========

   Average common shares outstanding,
      assuming dilution                            50,621         48,871         50,535         48,235
                                               ==========     ==========     ==========     ==========

   Cash dividends per common share             $     0.15     $     0.15     $     0.30     $     0.30
                                               ==========     ==========     ==========     ==========

          See accompanying notes to consolidated financial statements.

                 TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 JUNE 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999
                             (AMOUNTS IN THOUSANDS)

                                                           JUNE 30,       DECEMBER 31,
                                                             2000             1999
                                                         ------------     ------------
CURRENT ASSETS:
   Cash and cash equivalents                             $     64,241     $    118,265
   Short-term investments                                          --           16,858
   Marketable securities                                          626            2,076
   Accounts receivable, net                                 1,033,931        1,020,701
   Expenditures billable to clients                            71,048           69,512
   Other current assets                                        20,667           19,529
                                                         ------------     ------------
       Total current assets                                 1,190,513        1,246,941
                                                         ------------     ------------

NONCURRENT ASSETS:
   Property and equipment, net                                143,316          156,799
   Goodwill, net                                              467,092          487,787
   Investment in affiliated companies                          92,765           32,871
   Other noncurrent assets                                     90,094           80,882
                                                         ------------     ------------
       Total noncurrent assets                                793,267          758,339
                                                         ------------     ------------
           Total assets                                  $  1,983,780     $  2,005,280
                                                         ============     ============

CURRENT LIABILITIES:
         Accounts payable                                $  1,102,938     $  1,034,980
         Short-term bank borrowings                            71,554          117,847
         Income taxes payable                                  21,359           22,642
         Current portion of long-term debt                      7,616            9,036
         Accrued expenses                                     178,343          210,283
                                                         ------------     ------------
                  Total current liabilities                 1,381,810        1,394,788
                                                         ------------     ------------

NONCURRENT LIABILITIES:
         Long-term debt                                        34,868           36,632
         Liability for deferred compensation                   68,405           67,723
         Other noncurrent liabilities                          78,056          139,761
                                                         ------------     ------------
                  Total noncurrent liabilities                181,329          244,116
                                                         ------------     ------------

STOCKHOLDERS' EQUITY:
   Preferred stock                                                 --               --
   Common stock                                                16,599           16,295
   Paid-in capital                                            331,039          293,435
   Retained earnings                                          103,061           80,615
   Unrealized gain on marketable securities                       345            1,179
   Cumulative translation adjustment                          (25,263)         (22,304)
   Less - treasury stock                                       (1,144)            (983)
   Less - deferred compensation                                (3,996)          (1,861)
                                                         ------------     ------------
       Total stockholders' equity                             420,641          366,376
                                                         ------------     ------------
           Total liabilities and stockholders' equity    $  1,983,780     $  2,005,280
                                                         ============     ============

          See accompanying notes to consolidated financial statements.

                 TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                             (AMOUNTS IN THOUSANDS)

                                                                      SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                 --------------------------
                                                                     2000          1999
                                                                 ------------  ------------
Cash flows provided (used) by operating activities:
     Net income                                                  $     37,250  $     28,207
     Adjustments to reconcile net income to net cash
       provided (used) by operating activities:
           Depreciation and amortization                               30,532        26,935
           Equity income (loss) of affiliates                           1,960          (690)
           Other                                                        5,189         6,776
      Changes in assets and liabilities, net of acquisitions:
              Accounts receivable                                     (60,540)      (96,148)
              Other assets                                            (17,319)      (22,962)
              Accounts payable and accrued expenses                    92,980        26,488
                                                                 ------------  ------------
                Net cash provided (used) by operating activities:      90,052       (31,394)
                                                                 ------------  ------------

Cash flows provided (used) by investing activities:
     Purchases of property and equipment                              (28,627)      (24,024)
     Acquisitions and investments in businesses                       (51,237)      (56,785)
      Deconsolidiation of subsidiary                                  (29,143)           --
      Maturities of short-term investments                             16,502            --
      Proceeds from sale of marketable securities                          --       139,735
                                                                 ------------  ------------
         Net cash provided (used) by investing activities             (92,505)       58,926
                                                                 ------------  ------------

Cash flows provided (used) by financing activities:
     Increase (decrease) in short-term bank borrowings                (46,293)       33,640
     Proceeds from issuance of common stock                            20,821         5,851
     Proceeds from issuance of long-term debt                              --        25,852
     Payments of long-term debt                                        (2,141)      (37,128)
     Proceeds from initial public offering of subsidiary                   --        42,048
     Cash dividends paid                                              (14,804)      (14,176)
     Payments for purchases of common stock                            (6,686)       (6,989)
                                                                 ------------  ------------
         Net cash provided (used) by financing activities             (49,103)       49,098
                                                                 ------------  ------------

Effects of exchange rates on cash                                      (2,468)       (3,504)
                                                                 ------------  ------------

Net increase (decrease) in cash and cash equivalents                  (54,024)       73,126
Cash and cash equivalents at beginning of year                        118,265        88,685
                                                                 ------------  ------------
Cash and cash equivalents at end of period                       $     64,241  $    161,811
                                                                 ============  ============

          See accompanying notes to consolidated financial statements.

                 TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                 (AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

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

2.   ACQUISITIONS

         In the first six months of 2000, the cost of advertising and communication agencies acquired by True North in transactions accounted for as purchases were $15.6 million. The excess of the purchase price over the fair value of net tangible assets acquired was $14.6 million and is being amortized over periods not exceeding 40 years.

         In addition, in February 2000, Modem Media, Inc. ("Modem") acquired 100% of the outstanding capital stock of Vivid Holdings, Inc. and its majority-owned subsidiary, Vivid Publishing, Inc. ("Vivid") for approximately $63.6 million. The consideration was comprised of approximately $10.2 million in cash, approximately $14.4 million in Modem common stock (446,010 shares), of which approximately $4.5 million will remain in escrow as security for the indemnification obligations of the sellers, and approximately $39.0 million in value related to employee stock options that were converted to Modem stock options. The acquisition has been accounted for under the purchase method of accounting. The preliminary allocation of the excess of purchase price over the fair value of net assets acquired of approximately $63.8 million is being amortized over a five-year period and is subject to final determination. As a result of this transaction, True North recorded a $6.1 million gain, net of $4.6 million of deferred income taxes, as a credit to stockholders' equity.

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

                 TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                 (AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

         A summary of components of the restructuring charge is as follows (in millions):

                                                 Severance       Lease
                                                    and       Termination
                                                 Termination   and Other    Impairment
                                                  Benefits     Exit Costs      Loss          Total
                                                  --------     ----------      ----          -----
Restructuring reserve, September 30, 1999         $  41.4       $  24.2       $  10.8       $  76.4
     Write-down of impaired assets                     --          (0.9)        (10.8)        (11.7)
     Cash payments                                   (9.7)         (3.2)           --         (12.9)
                                                  -------       -------       -------       -------
Balance, December 31, 1999                           31.7          20.1            --          51.8
     Write-down of impaired assets                     --          (1.2)           --          (1.2)
     Cash payments                                   (8.3)         (2.3)           --         (10.6)
                                                  -------       -------       -------       -------
Balance, March 31, 2000                              23.4          16.6            --          40.0
     Write-down of impaired assets                     --          (0.4)           --          (0.4)
      Cash payments                                  (5.8)         (4.0)           --          (9.8)
                                                  -------       -------       -------       -------
Balance, June 30, 2000                            $  17.6       $  12.2       $    --       $  29.8
                                                  =======       =======       =======       =======

         The involuntary severance and termination benefits portion of the 1999 charge reflected the elimination of approximately 640 positions worldwide, primarily in international locations. As of June 30, 2000, approximately 595 positions were eliminated and True North anticipates that the severance actions will be completed by September 30, 2000.

         The 1999 charge associated with lease terminations and other exit costs represented primarily the closure, abandonment and downsizing of office space globally, including approximately 30 international locations. As of June 30, 2000, approximately 19 facilities were abandoned or downsized. The remaining actions are expected to be completed by mid-to-late 2000, with the cash portion of the charge to be paid out over the remaining lease periods, which range from one to five years.

4.   COMPREHENSIVE INCOME

         True North classifies its comprehensive income, which includes foreign currency translation adjustments and unrealized gains and losses on marketable securities available for sale, as a separate component of stockholders' equity. Total comprehensive income for the three and six months ended June 30, 2000 and 1999 was as follows:

                                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                                         JUNE 30,                 JUNE 30,
                                                  ---------------------    ---------------------
                                                    2000         1999        2000         1999
                                                  --------     --------    --------     --------
Net Income                                        $   27.1     $   21.0    $   37.2     $   28.2
Foreign currency translation                          (0.4)         0.7        (3.0)       (11.6)
Unrealized gains (losses) on marketable
      securities, net of deferred income taxes        (0.5)         2.1        (0.8)        (3.3)
                                                  --------     --------    --------     --------
            Total comprehensive income            $   26.2     $   23.8    $   33.4     $   13.3
                                                  ========     ========    ========     ========

                 TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                 (AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

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

6.   INVESTMENT IN MODEM MEDIA, INC.

         In March 2000, Modem announced that it had filed a registration statement with the Securities and Exchange Commission relating to a proposed public offering of 4.5 million shares of its common stock. As part of the proposed offering, True North was offering to sell 2.5 million shares. Subsequently, Modem postponed the offering due to adverse market conditions.

         On April 26, 2000, True North converted all of its shares of Modem Class B common stock into Class A common stock. As a result, True North's voting power was reduced from approximately 80% to approximately 46%. Accordingly, effective with the second quarter of 2000, Modem is no longer consolidated in True North's financial statements and is accounted for under the equity method.

                 TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                 (AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

THREE MONTHS ENDED JUNE 30, 2000 VERSUS 1999

GENERAL

         True North's net income for the three months ended June 30, 2000, was $27.1 million, or $0.54 per diluted share. This compares to $21.0 million, or $0.43 per diluted share, for the three months ended June 30, 1999.

         Effective for the second quarter of 2000, True North's voting power in Modem was reduced to approximately 46%. As a result, Modem's results are no longer consolidated in True North's financial statements and are now reported under the equity method of accounting.

         The second quarter of 1999 included a pre-tax gain of $1.4 million ($0.8 million after-tax or $0.02 per share) on the sale of True North's holdings in Publicis S.A.

REVENUES

         Consolidated revenues increased $19.4 million, or 5.5%, to $375.1 million for the three months ended June 30, 2000, from $355.7 million in 1999. Revenues from the U.S. operations increased $25.3 million, or 9.7%, to $286.3 million in 2000, while international revenues decreased 6.2%, or $5.9 million, to $88.8 million. Excluding the impact of changes in foreign exchange rates, international revenues were essentially unchanged.

         Excluding the impact of deconsolidating Modem in the second quarter of 2000, consolidated revenues increased $35.5 million or 10.4%. Approximately 2.7% of this worldwide growth was due to acquisitions (net of divestitures) while the impact of changes in foreign exchange rates decreased consolidated revenues by 1.6%. The resultant organic revenue growth from net new business wins and growth in existing client net expenditures was 9.3%.

OPERATING EXPENSES

         Total consolidated operating expenses increased $3.3 million to $319.0 million from $315.7 million in 1999. Acquisitions accounted for approximately $7.9 million of the increase. Modem's total operating expense were $14.8 million in the second three months of 1999. Excluding the effects of acquisitions, divestitures, changes in foreign exchange rates, and the Modem deconsolidation, total operating expenses increased 5.0% in the second quarter of 2000.

         Salaries and benefits increased $3.9 million, or 1.8%, to $221.3 million in 2000 from $217.4 million in the comparable quarter of 1999. Acquisitions represented approximately $5.4 million of the increase, while the impact of changes in foreign exchange rates decreased salaries and related benefit expenses by approximately $2.9 million. Excluding the effects of the items noted above, as

                 TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                 (AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

well as the effect of Modem's deconsolidation, salaries and related benefits increased by 5.0%, representing normal salary growth and higher incentive expense due to the increased level of profitability partially offset by savings from the restructuring efforts.

         Office and general expenses were $97.7 million for the three months ended June 30, 2000, compared to $98.3 million in 1999, a $0.6 million, or 0.6% decrease. Acquisitions accounted for $2.4 million of the difference, while the impact of lower foreign exchange rates decreased those expenses by $1.7 million. Excluding the impact of acquisitions divestitures, changes in foreign exchange rates, and Modem's impact from deconsolidating its results, office and general expenses increased by 5.0% in 2000 versus 1999. This reflects higher goodwill amortization due to acquisitions, higher depreciation charges from upgrading the facilities and computer systems and bad debt expense.

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

         The involuntary severance and termination benefits portion of the 1999 charge reflected the elimination of approximately 640 positions worldwide, primarily in international locations. As of June 30, 2000, approximately 595 positions were eliminated and True North anticipates that the remaining severance actions will be completed by September 30, 2000.

         The 1999 charge associated with the lease terminations and other exit costs represented primarily the closure, abandonment and downsizing of office space globally, including approximately 30 international locations. As of June 30, 2000, approximately 19 facilities were abandoned or downsized. The remaining actions are expected to be completed by mid-to-late 2000, with the cash portion of the charge to be paid out over the remaining lease periods, which range from one to five years.

         The impairment loss on the sale or closing of certain businesses resulted from the decision to sell two business units, one in the U.S., and one in the United Kingdom, and to close four other business units and joint ventures, including the R/GA Digital Studios, which specialized in digital production for advertising and film companies. These sales or closures are expected to be completed by September 30, 2000.

                 TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         True North anticipates net pre-tax expense savings of approximately $25.0 million on an annualized basis, with approximately two thirds or more of such savings occurring in 2000 and the full amount realized in 2001 and thereafter.

OTHER INCOME (EXPENSES)

         Interest income decreased by $0.7 million in the three months ended June 30, 2000 compared to 1999 primarily due to the effect of deconsolidating Modem's results in the second quarter of 2000. Interest expenses decreased by $1.3 million in the second quarter of 2000 versus 1999 due primarily to lower average debt levels, slightly offset by higher short-term interest rates.

         True North recognized a pre-tax gain of $1.4 million in the second quarter of 1999 on the sales of its holdings in Publicis S.A.

INCOME TAXES

         True North's effective tax rate was 42.4% in the second quarter of 2000 versus 43.5% in 1999. The effective rate is higher than the U.S. statutory rate of 35% primarily due to U.S. state and local income taxes and to the nondeductibity of certain expenses, including entertainment and amortization of goodwill.

MINORITY INTERESTS

         Minority interest expense in the second quarter of 2000 was $0.9 million versus $0.7 million in 1999. This reflects the impact of net losses in the operations of Modem in 1999 and its subsequent deconsolidation in the second quarter of 2000.

EQUITY INCOME (LOSS)

         Equity income (loss) was a loss of $2.5 million for the second quarter of 2000, compared to income of $0.5 million in the corresponding period of 1999. This decrease is due primarily to True North's share of the net loss at Modem, which was included as a consolidated entity in 1999.

                 TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                 (AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

SIX MONTHS ENDED JUNE 30, 2000 VERSUS 1999

GENERAL

         True North's net income for the six months ended June 30, 2000, was $37.2 million, or $0.74 per diluted share. This compares to $28.2 million, or $0.58 per diluted share, for the six months ended June 30, 1999.

         The first six months of 1999 included gains on the sale of securities of $5.4 million ($3.1 million after-tax or $0.06 per diluted share). Excluding these gains, net income for the first six months of 1999 was $25.1 million or $0.52 per diluted share.

REVENUES

         Consolidated revenues increased $75.6 million, or 11.5%, to $734.7 million for the six months ended June 30, 2000, from $659.1 million in 1999. Revenues from the U.S. operations increased $80.0 million, or 16.4%, to $568.1 million in 2000, while international revenues decreased 2.6%, or $4.4 million, to $166.5 million. Excluding the impact of changes in foreign exchange rates, international revenues increased 3.1%.

         Excluding the impact of deconsolidating Modem in the second quarter of 2000, consolidated revenues increased $75.5 million or 12.0%. Approximately 4.0% of this worldwide growth was due to acquisitions (net of divestitures) while the impact of changes in foreign exchange rates decreased consolidated revenues by 1.3%. The resultant organic revenue growth from net new business wins and growth in existing client net expenditures was 9.3%.

OPERATING EXPENSES

         Total consolidated operating expenses increased $53.8 million to $661.9 million from $608.1 million in 1999. Acquisitions accounted for approximately $22.8 million of the increase. Excluding the effects of acquisitions, divestitures, changes in foreign exchange rates, and the impact of deconsolidating Modem in the second quarter of 2000, total operating expenses increased 6.3%.

         Salaries and benefits increased $30.7 million, or 7.3%, to $450.6 million in 2000 from $419.9 million in the comparable period of 1999. Acquisitions represented approximately $15.6 million of the increase, while the impact of changes in foreign exchange rates decreased salaries and related benefit expenses by approximately $5.4 million. Excluding the effects of the items noted above, and Modem's deconsolidation, salaries and related benefits increased by 5.1%, representing normal salary growth progression and higher incentive expense due to the increased level of profitability partially offset by savings from the restructuring efforts.

                 TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                 (AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

         Office and general expenses were $211.3 million for the six months ended June 30, 2000, compared to $188.2 million in 1999, a $23.1 million, or 12.3% increase. Acquisitions accounted for $7.2 million of the increase, while lower foreign exchange rates decreased those expenses by $3.2 million. Excluding the impact of acquisitions, divestitures, changes in foreign exchange rates, and the Modem deconsolidation, office and general expenses increased by 9.1% in 2000 versus 1999. This reflects higher goodwill amortization due to acquisitions, higher depreciation charges from upgrading the facilities and computer systems and strengthening bad debt reserves.

OTHER INCOME (EXPENSES)

         Interest income decreased by $0.7 million in the six months ended June 30, 2000, compared to 1999 primarily due to the impact of deconsolidating Modem. Interest expense decreased by $1.9 million in the first quarter of 2000 versus 1999 due primarily to lower average debt levels.

         True North recognized pre-tax gains of $5.4 million in the first six months of 1999 on the sales of its holdings in DoubleClick, Inc. and Publicis S.A.

INCOME TAXES

         True North's effective tax rate was 42.5% in the first six months of 2000 versus 43.5% in 1999. The effective rate is higher than the U.S. statutory rate of 35% primarily due to U.S. state and local income taxes and to the nondeductibity of certain expenses, including entertainment and amortization of goodwill.

MINORITY INTERESTS

         Minority interest income in the first six months of 2000 was $0.6 million versus an expense of $0.8 million in 1999. This reflects the impact of deconsolidating Modem in the second quarter of 2000.

EQUITY INCOME (LOSS)

         Equity income (loss) was $(2.0) million for the first six months of 2000, compared to income of $0.7 million in the corresponding period of 1999. This decrease reflects the net losses sustained by Modem in the second quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2000, True North's cash and cash equivalents totaled $64.2 million, which is a decrease of $54.1 million over the 1999 year-end balance of $118.3 million. This decrease is due primarily to the repayment of short-term borrowings and the impact of the deconsolidation of Modem.

                 TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                 (AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

     OPERATING ACTIVITIES

         True North's funds from operating activities consist primarily of net income adjusted for noncash items, including depreciation and amortization, and changes in operating assets and liabilities. Cash provided by operating activities was $90.1 million in the first six months of 2000. Operating cash flows are impacted by the seasonal spending patterns of clients. True North's policy is to bill and collect monies from its clients prior to payments due to the media.

     INVESTING ACTIVITIES

         True North's net capital expenditures for property and equipment were $28.6 million for the six months ended June 30, 2000. These expenditures are primarily related to True North's worldwide investment in technology, coupled with leasehold improvements related to office moves. True North anticipates that capital expenditures in 2000 will approximate 1999's level and has no material commitments for future expenditures.

         In the first half of 2000, True North acquired several companies to enhance its network, primarily in Europe and the U.S. True North anticipates that it will continue to pursue acquisitions opportunities that will expand its capabilities and geographical presence.

     FINANCING ACTIVITIES

         At June 30, 2000, True North was in compliance with all covenants and conditions related to its Revolving Credit Agreement and other debt agreements.

         In March 2000, Modem announced that it had filed a registration statement with the Securities and Exchange Commission relating to a proposed public offering of 4.5 million shares of its common stock. As part of the proposed offering, True North was offering to sell 2.5 million shares. Subsequently, Modem postponed the offering due to adverse market conditions.

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

         In July 2000, True North's Board of Directors authorized an increase in its previously announced $30,000,000 stock repurchase program to allow True North to make systematic repurchases, in open market and privately negotiated transactions, of an additional $30,000,000 in True North Common Stock. The stock repurchased under this program would be held as treasury shares for use under the Company's stock-based benefit programs. Such purchases would be dependent upon a number of factors, including the price and availability of True North's shares, general market conditions and the number of shares required for True North's stock-based benefit programs. The stock repurchase program may be discontinued at any time.

         In the first six months of 2000, True North purchased 163,000 shares at a cost of $6.7 million. Since the program's inception, True North has purchased 885,618 shares at a cost of $26.8 million.

         In May 2000, True North extended its 364-day credit agreement for up to $75 million of borrowings as part of its $250 million Revolving Credit Agreement.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         True North's consolidated financial statements are denominated in U.S. dollars. In 1999 and the first six months of 2000, True North derived approximately 26% and 23%, respectively, of its revenues from operations outside the United States. Currency fluctuations may give rise to translation gains and losses when financial statements of foreign operating units are translated into U.S. dollars. Significant strengthening of the U.S. dollar against major foreign currencies could have an adverse impact on True North's results of operations.

         In general, True North incurs most of its costs to support the related revenues in the same currency in which these revenues are billed, thereby reducing exposure to currency fluctuations. In the past, True North has not hedged foreign currency profits into U.S. dollars, because management has believed that, over time, the costs of a hedging program outweigh any benefit of greater predictability in the Company's U.S. dollar denominated profits. However, as True North continues to extend the depth and breadth of its foreign operations, management will from time to time reconsider the issue of whether a foreign currency-hedging program would be beneficial to its operations.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Response to this item is incorporated by reference to Part 1, Note 5 to the Registrant's unaudited notes to financial statements in this Quarterly Report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On May 17, 2000, Registrant held its Annual Meeting of Stockholders to consider and vote upon the following matters:

         1.   A proposal to elect 11 directors.

-------------------------------------------------------------------------------------------------------------
                                                     FOR                               WITHHELD
-------------------------------------------------------------------------------------------------------------
David A. Bell                                     39,490,649                           494,479
-------------------------------------------------------------------------------------------------------------
Joseph A. Califano, Jr.                           39,485,847                           499,281
-------------------------------------------------------------------------------------------------------------
Donald L. Elliman, Jr.                            39,514,140                           470,988
-------------------------------------------------------------------------------------------------------------
H. John Greeniaus                                 39,452,238                           532,890
-------------------------------------------------------------------------------------------------------------
Leo-Arthur Kelmenson                              39,458,305                           526,823
-------------------------------------------------------------------------------------------------------------
Wenda Harris Millard                              39,126,733                           858,395
-------------------------------------------------------------------------------------------------------------
Michael E. Murphy                                 39,515,345                           469,783
-------------------------------------------------------------------------------------------------------------
J. Brendan Ryan                                   39,454,390                           530,738
-------------------------------------------------------------------------------------------------------------
Donald L. Seeley                                  39,504,372                           480,756
-------------------------------------------------------------------------------------------------------------
Marilyn R. Seymann                                39,515,518                           469,610
-------------------------------------------------------------------------------------------------------------
Stephan T. Vehslage                               39,453,100                           532,028
-------------------------------------------------------------------------------------------------------------

         2. A proposal to ratify the appointment of Arthur Andersen LLP as Registrant's independent accountants.

-------------------------------------------------------------------------------------------------------------
                FOR                                AGAINST                             ABSTAIN
-------------------------------------------------------------------------------------------------------------
             39,459,557                            356,579                             168,992
-------------------------------------------------------------------------------------------------------------

                           PART II. OTHER INFORMATION

                                   (CONTINUED)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits:

                 10.1 Employment Agreement between Eugene Bartley and Registrant dated as of March 16, 2000.

                 10.2 Employment Agreement between Dennis McClain and Registrant dated April 1, 1992, amended as of August 29, 1997.

                 10.3 True North Communications Inc. Asset Protection Plan as amended and restated as of June 1, 2000.

                 10.4 True North Communications Inc. Senior Management Income Protection Plan dated as of June 1, 2000.

                 10.5 Employment Agreement between J. Brendan Ryan and Registrant dated as of January 1, 2000.

         (b)  Reports on Form 8-K:

                 (1) Form 8-K filed on April 26, 2000 reported certain events concerning the Registrant's conversion of shares of Modem Media.

                 (2) Form 8-K filed on May 4, 2000 reported Registrant's first quarter earnings release.

                 (3) Form 8-K filed on July 26, 2000 reported Registrant's second quarter earnings release.

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

Date: August 14, 2000