Form 10-Q
period 2000-09-30
TRUE NORTH COMMUNICATIONS INC
filed 2000-11-14
CIK 37931

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2000

Commission file number 1-5029

True North Communications Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-1088161 (IRS Employer Identification No.)
101 East Erie Street, Chicago, Illinois (Address of principal executive offices)	60611 (Zip Code)

Registrant's Telephone Number: (312) 425-6500

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of Common Stock, 33 1/3 cents per share par value, outstanding as of November 6, 2000 was 50,202,906.

TRUE NORTH COMMUNICATIONS INC.

INDEX

		Page Number
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Unaudited Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2000 and 1999.	3
	Condensed Consolidated Balance Sheets as of September 30, 2000 (Unaudited) and December 31, 1999.	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000 and 1999.	5
	Notes to Unaudited Condensed Consolidated Financial Statements.	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	9
Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	14
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings.	15
Item 6.	Exhibits and Reports on Form 8-K.	15

TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(Amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Commissions and Fees	$381,161	$356,722	$1,115,839	$1,015,820

Operating Expenses:
Salaries and employee benefits	229,646	220,124	680,278	640,004
Office and general	104,680	101,338	315,932	289,573
Restructuring and other charges	(590)	76,400	(590)	76,400

Total operating expenses	333,736	397,862	995,620	1,005,977

Operating Income (Loss)	47,425	(41,140)	120,219	9,843

Other Income (Expense):
Interest income	1,223	1,804	4,024	5,269
Interest expense	(4,153)	(3,930)	(12,140)	(13,777)
Gains on sales of marketable securities and other	683	1,158	201	6,638

Total other income (expense)	(2,247)	(968)	(7,915)	(1,870)

Income (Loss) Before Taxes, Minority Interest and Equity Income	45,178	(42,108)	112,304	7,973
Provision (Benefit) For Income Taxes	19,200	(11,283)	47,729	10,502

Income (Loss) Before Minority Interest and Equity Income	25,978	(30,825)	64,575	(2,529)
Minority interests	(695)	(1,235)	(82)	(2,014)
Equity income (loss) of affiliates	(1,088)	410	(3,048)	1,100

Net Income (Loss)	$24,195	$(31,650)	$61,445	$(3,443)

Per Share Information:
Basic earnings (loss) per share	$0.48	$(0.66)	$1.24	$(0.07)

Diluted earnings (loss) per share	$0.47	$(0.66)	$1.21	$(0.07)

Average common shares outstanding	49,758	47,763	49,355	46,996

Average common shares outstanding, assuming dilution	51,014	47,763	50,691	46,996

Cash dividends per common share	$0.15	$0.15	$0.45	$0.45

See accompanying notes to financial statements.

TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999
(Amounts in thousands)

	September 30, 2000	December 31, 1999
CURRENT ASSETS:
Cash and cash equivalents	$54,435	$118,265
Short-term investments	—	16,858
Marketable securities	525	2,076
Accounts receivable, net	1,035,948	1,020,701
Expenditures billable to clients	56,974	69,512
Other current assets	19,933	19,529

Total current assets	1,167,815	1,246,941

NONCURRENT ASSETS:
Property and equipment, net	147,194	156,799
Goodwill, net	474,563	487,787
Investment in affiliated companies	133,706	32,871
Other noncurrent assets	87,984	80,882

Total noncurrent assets	843,447	758,339

Total assets	$2,011,262	$2,005,280

CURRENT LIABILITIES:
Accounts payable	$1,039,423	$1,034,980
Short-term bank borrowings	131,036	117,847
Income taxes payable	21,916	22,642
Current portion of long-term debt	6,641	9,036
Accrued expenses	171,027	210,283

Total current liabilities	1,370,043	1,394,788

NONCURRENT LIABILITIES:
Long-term debt	34,031	36,632
Liability for deferred compensation	70,905	67,723
Other noncurrent liabilities	89,385	139,761

Total noncurrent liabilities	194,321	244,116

STOCKHOLDERS' EQUITY:
Preferred stock	—	—
Common stock	16,708	16,295
Paid-in capital	343,943	293,435
Retained earnings	119,705	80,615
Unrealized gain on marketable securities	287	1,179
Cumulative translation adjustment	(28,999)	(22,304)
Less-Treasury stock	(1,601)	(983)
Less-Deferred compensation	(3,145)	(1,861)

Total stockholders' equity	446,898	366,376

Total liabilities and stockholders' equity	$2,011,262	$2,005,280

See accompanying notes to financial statements.

TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(Amounts in thousands)

	Nine Months Ended September 30,
	2000	1999
Cash flows provided (used) by operating activities:
Net income (loss)	$61,445	$(3,443)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	45,176	39,315
Equity income (loss) of affiliates	3,048	(686)
Restructuring and other charges, net of tax	(348)	50,200
Other	11,701	12,590
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(68,219)	(59,304)
Other assets	(7,398)	(19,400)
Accounts payable and accrued expenses	32,639	(90,237)

Net cash provided (used) by operating activities	78,044	(70,965)

Cash flows provided (used) by investing activities:
Purchases of property and equipment	(32,773)	(35,494)
Acquisitions and investments in businesses	(95,289)	(72,945)
Deconsolidation of subsidiary	(29,143)	—
Maturities of short-term investments	16,502	—
Purchases of short-term investments	—	(15,800)
Proceeds from sale of marketable securities	—	140,864

Net cash provided (used) by investing activities	(140,703)	16,625

Cash flows provided (used) by financing activities:
Increase (decrease) in short-term bank borrowings	13,189	78,099
Proceeds from issuance of common stock	26,218	12,728
Proceeds from issuance of long-term debt	—	26,545
Payments of long-term debt	(3,953)	(38,313)
Proceeds from initial public offering of subsidiary	—	42,048
Cash dividends paid	(22,355)	(21,348)
Payments for purchases of common stock	(10,669)	(10,424)

Net cash provided by financing activities	2,430	89,335

Effects of exchange rates on cash and cash equivalents	(3,601)	(1,363)

Net increase (decrease) in cash and cash equivalents	(63,830)	33,632
Cash and cash equivalents at beginning of year	118,265	88,685

Cash and cash equivalents at end of period	$54,435	$122,317

See accompanying notes to financial statements.

TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(Amounts in millions, except per share amounts)

1. Basis of Presentation

    The condensed consolidated financial statements included herein have been prepared by True North without audit, and include all adjustments, consisting only of normal recurring accruals, which True North considers necessary for a fair presentation. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto-included in True North's 1999 Annual Report on Form 10-K.

    The operating results for the first nine months of the year are not necessarily indicative of the results for the year or other interim periods.

2. Acquisitions

    In the first nine months of 2000, the cost of advertising and communication agencies acquired by True North in transactions accounted for as purchases were $39.9 million. The excess of the purchase price over the fair value of net identifiable assets acquired was $34.7 million and is being amortized over periods not exceeding 40 years.

    In September 2000, True North acquired a 35.5% interest in Springer & Jacoby, Germany's largest independent advertising group, for an initial cash payment of $16.9 million, and, pursuant to the purchase agreement, the two largest shareholders of Springer & Jacoby shall have the right to sell all of their shares (put option) to True North in January 2003 at a combined fixed price of 53.0 million Deutsche marks. The additional shares to be purchased in January 2003 represent 15.5% of the outstanding shares of Springer & Jacoby. True North has recorded the estimated fair value of this put option as a liability at September 30, 2000, in the amount of $9.0 million. In October 2000, True North entered into forward exchange contracts to purchase 53.0 million Deutsche marks in January 2003 at a value of $23.2 million. Future changes in the fair value of the put option liability and the forward exchange contracts will be reflected as a component of pre-tax earnings.

3. Restructuring Charges

    In September 1999, management of True North committed to a formal plan to restructure its operations and recorded a $76.4 million pre-tax charge in the third quarter of 1999. The charge covered primarily severance, lease termination and other exit costs in connection with the combination and integration of True North's two independent worldwide advertising agency networks. Bozell Worldwide's international operations, along with Bozell Detroit and Bozell Costa Mesa, were merged with FCB Worldwide and now operate under the FCB Worldwide name. The restructuring initiatives also included the sale or closing of certain underperforming business units.

    A summary of components of the restructuring charge is as follows (in millions):

	Severance and Termination Benefits	Lease Termination and Other Exit Costs	Impairment Loss	Total
Restructuring reserve, September 30, 1999	$41.4	$24.2	$10.8	$76.4
1999 Write-downs	—	(0.9)	(10.8)	(11.7)
1999 Cash payments	(9.7)	(3.2)	—	(12.9)

Balance, December 31, 1999	31.7	20.1	—	51.8
2000 Write-downs	—	(4.3)	—	(4.3)
2000 Cash payments	(22.5)	(9.5)	—	(32.0)
Long-term obligations secured	(9.6)	(5.3)	—	(14.9)
Excess reserve (net)	0.4	(1.0)	—	(0.6)

Balance, September 30, 2000	$—	$—	$—	$—

    The restructuring program was completed during the third quarter of 2000. Approximately 640 positions were eliminated at a cost of $41.8 million, which was $0.4 million higher than the original estimate. In addition, approximately 30 facilities were abandoned or downsized at a cost of $23.2 million, which was $1.0 million lower than the original estimate. Accordingly, the net excess restructuring reserve of $0.6 million was reversed into income in the third quarter of 2000. The remaining severance liabilities of $9.6 million pertain to terminated individuals and will be paid over the next four years in accordance with contractually defined severance agreements. The remaining lease liabilities and other exit costs of $5.3 million pertain to non-cancellable lease committments in excess of sublease income for exited facilities that will be paid out over the remaining lease periods, which range from one to five years.

4. Comprehensive Income

    True North classifies its comprehensive income, which includes foreign currency translation adjustments and unrealized gains and losses on marketable securities available for sale, as a separate component of stockholders' equity. Total comprehensive income for the three and nine months ended September 30, 2000 and 1999 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Net Income (loss)	$24.2	$(31.7)	$61.4	$(3.4)
Foreign currency translation	(3.7)	1.5	(6.7)	(10.1)
Unrealized gains (losses) on marketable securities, net of deferred income taxes	(0.1)	0.9	(0.9)	(2.4)

Total comprehensive income	$20.4	$(29.3)	$53.8	$(15.9)

5. Contingencies

    On December 2, 1997, Mazda Motor of America, Inc. ("Mazda"), a former client of True North's subsidiary, Foote Cone & Belding Advertising, Inc. ("FCB"), initiated an arbitration against FCB before the American Arbitration Association in Los Angeles, California. Mazda seeks indemnity and reimbursement for liabilities it incurred or expects to incur in connection with automobile lease advertising that aired in 1996 and 1997. Mazda is currently seeking from FCB approximately $9.0 million in damages, exclusive of interest, costs and attorneys' fees, arising from (a) Mazda's settlement of false advertising claims asserted by the Federal Trade Commission ("FTC"), various state attorneys general, and a class of consumers and (b) Mazda's settlement on or about September 30, 1999, of claims asserted by the FTC and various state attorneys general, which alleged that Mazda violated the consent orders entered in previous FTC and state attorneys general actions. FCB intends to defend Mazda's claim vigorously. In addition, FCB has filed a counterclaim in the arbitration seeking approximately $5.5 million in unpaid commissions for planning and placing advertising during the final months of FCB's relationship with Mazda. The arbitration hearing is scheduled to begin in July, 2001.

    True North is a party to several other lawsuits incidental to its business. It is not possible at the present time to estimate the ultimate liability, if any, of True North with respect to such litigation, however, management believes that any ultimate liability will not be material in relation to True North's consolidated results of operations or financial position.

6. Investment in Modem Media

    In March 2000, Modem Media announced that it had filed a registration statement with the Securities and Exchange Commission relating to a proposed public offering of 4.5 million shares of its common stock. As part of the proposed offering, True North was offering to sell 2.5 million shares. Subsequently, Modem Media postponed the offering due to adverse market conditions.

    In April 2000, True North converted all of its shares of Modem Media Class B common stock into Class A common stock. As a result, True North's voting power was reduced from approximately 80% to approximately 46%. Accordingly, effective with the second quarter of 2000, Modem Media is no longer consolidated in True North's financial statements and is accounted for under the equity method.

7. Significant Account Loss

    In September 2000, DaimlerChrysler Corporation, True North's largest account, announced that it was undertaking a review of its two advertising agencies to reduce the costs of its global advertising and media. DaimlerChrysler represents approximately $140 million, or nine percent, of True North's consolidated revenues.

    On November 3, 2000, True North was informed that it was not selected as the agency of record. Although the transition plan is not yet known, the contract specifies that True North will continue to provide services and receive revenues from the account during a 180-day transition period.

8. New Accounting Standards

    In June 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends the accounting and reporting standards of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", for certain derivative instruments and hedging activities. SFAS No. 133 was previously amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral o the Effective Date of FASB Statement No. 133", which deferred the effective date of SFAS No. 133 to fiscal years commencing after June 15, 2000. True North will adopt SFAS No. 138 concurrently with SFAS No. 133, however, management does not believe that such adoptions will have a material impact on True North's financial condition or results of operations.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which provides guidance on applying generally accepted accounting principles to revenue recognition based on the interpretations and practices of the SEC. In June 2000, the SEC issued SAB No. 101B Second Amendment: Revenue Recognition in Financial Statements, which delays the implementation date of SAB 101 until the fourth quarter of fiscal years beginning after December 15, 1999. Management is currently evaluating the impact, if any, from the adoption of SAB 101.

TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Amounts in millions, except per share amounts)

    Certain statements contained in the Form 10-Q under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of Section 21E(i)(1) of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results of True North to be materially different from any future results expressed or implied by these statements. Such factors include, among other things, the following: general economic and business conditions, changes in demand for the company's services, changes in competition, the ability of the company to integrate acquisitions or complete future acquisitions, interest rate fluctuations, dependence upon and availability of qualified personnel, and changes in government regulation. In light of these and other uncertainties, the forward-looking statements included in this document should not be regarded as a representation by True North that True North's plans and objectives will be achieved.

THREE MONTHS ENDED SEPTEMBER 30, 2000 VERSUS 1999

General

    True North's net income for the three months ended September 30, 2000, was $24.2 million, or $0.47 per diluted share. This compares a net loss of $31.7 million, or $(0.66) per share, for the three months ended September 30, 1999.

    The third quarter of 1999 included a pre-tax charge of $76.4 million ($50.2 million after-tax or $1.05 per share) for the restructuring of its operations. The third quarter of 1999 also included a pre-tax gain of $1.1 million ($0.6 million after-tax or $0.01 per share) on the sale of marketable securities.

    Excluding the restructuring charge and the gain on the sales of marketable securities, net income for the quarter ended September 30, 2000 was $23.8 million or $0.47 per diluted share compared to $17.9 million or $0.36 per diluted share in 1999.

    Effective for the second quarter of 2000, True North's voting power in Modem Media was reduced to approximately 46%. As a result, Modem Media's results are no longer consolidated in True North's financial statements and are now reported under the equity method of accounting.

Significant Account Loss

    In September 2000, DaimlerChrysler Corporation, True North's largest account, announced that it was undertaking a review of its two advertising agencies to reduce the costs of its global advertising and media. DaimlerChrysler represents approximately $140 million, or nine percent, of True North's consolidated revenues.

    On November 3, 2000, True North was informed that it was not selected as the agency of record. Although the transition plan is not yet known, the contract specifies that True North will continue to provide services and receive revenues from the account during a 180-day transition period. True North believes the annualized earnings per share impact of DaimlerChrysler's decision to move the account will be approximately $0.50 per diluted share and the operating margin will be negatively effected by approximately 200 basis points.

Revenues

    Consolidated revenues increased $24.5 million, or 6.9%, to $381.2 million for the three months ended September 30, 2000, from $356.7 million in 1999. Revenues from the U.S. operations increased $20.5 million, or 7.6%, to $290.9 million in 2000, while international revenues increased 4.6%, or $4.0 million, to $90.3 million. Excluding the impact of changes in foreign exchange rates, international revenues increased by $10.0 million or 11.6%.

    Excluding the impact of deconsolidating Modem Media in the second quarter of 2000, consolidated revenues increased $45.6 million or 13.6%. Approximately 3.7% of this worldwide growth was due to acquisitions (net of divestitures) while the impact of changes in foreign exchange rates decreased consolidated revenues by 1.8%. The resulting organic revenue growth from net new business wins and growth in existing client accounts was 11.7%.

Operating Expenses

    Total consolidated operating expenses, excluding restructuring and other charges, increased $12.8 million to $334.3 million from $321.5 million in 1999. Acquisitions (net of divestitures) accounted for approximately $12.2 million of the increase. Excluding the effects of acquisitions, divestitures, changes in foreign exchange rates, and the Modem Media deconsolidation, total operating expenses increased 8.7% in the third quarter of 2000.

    Salaries and benefits increased $9.5 million, or 4.3%, to $229.6 million in 2000 from $220.1 million in the comparable quarter of 1999. Acquisitions (net of divestitures) represented approximately $7.4 million of the increase, while the impact of changes in foreign exchange rates decreased salaries and related benefit expenses by approximately $5.2 million. Excluding the effects of the items noted above, as well as the effect of Modem Media's deconsolidation, salaries and related benefits increased by 9.3%, representing normal salary growth and higher incentive expense due to the increased level of profitability partially offset by savings from the restructuring efforts.

    Office and general expenses were $104.7 million for the three months ended September 30, 2000, compared to $101.3 million in 1999, a $3.4 million, or 3.3% increase. Acquisitions (net of divestitures) accounted for $4.5 million of the difference, while the impact of lower foreign exchange rates decreased those expenses by $1.7 million. Excluding the impact of acquisitions, divestitures, changes in foreign exchange rates, and Modem Media's impact from deconsolidating its results, office and general expenses increased by 7.7% in 2000 versus 1999. This reflects higher goodwill amortization due to acquisitions, higher depreciation charges from upgrading the facilities and computer systems and higher bad debt expense.

Restructuring and Other Charges

    In September 1999, management of True North committed to a formal plan to restructure its operations and recorded a $76.4 million pre-tax charge in the third quarter of 1999. The charge covered primarily severance, lease termination and other exit costs in connection with the combination and integration of True North's two independent worldwide advertising agency networks. Bozell Worldwide's international operations, along with Bozell Detroit and Bozell Costa Mesa, were merged with FCB Worldwide and now operate under the FCB Worldwide name. The restructuring initiatives also included the sale or closing of certain underperforming business units.

    The restructuring program was completed during the third quarter of 2000. Approximately 640 positions were eliminated at a cost of $41.8 million, which was $0.4 million higher than the original estimate. In addition, approximately 30 facilities were abandoned or downsized at a cost of $23.2 million, which was $1.0 million lower than the original estimate. Accordingly, the net excess restructuring reserve of $0.6 million was reversed into income in the third quarter of 2000. The remaining severance liabilities of $9.6 million pertain to terminated individuals and will be paid over the next four years in accordance with contractually defined severance agreements. The remaining lease liabilities and other exit costs of $5.3 million pertain to non-cancellable lease committments in excess of sublease income for exited facilities that will be paid out over the remaining lease periods, which range from one to five years.

    True North anticipates net pre-tax expense savings of approximately $25.0 million on an annualized basis, with approximately seventy-five percent or more of such savings occurring in 2000 and the full amount realized in 2001 and thereafter.

Other Income (Expenses)

    Interest income decreased by $0.6 million in the quarter ended September 30, 2000, compared to 1999 primarily due to the effect of deconsolidating Modem Media's results in the second quarter of 2000. Interest expense increased by $0.2 million in the third quarter of 2000 versus 1999 due primarily to higher short-term interest rates.

    True North recognized a pre-tax gain of $1.1 million in the third quarter of 1999 on the sale of marketable securities.

Income Taxes

    True North's effective tax rate was 42.5% in the third quarter of 2000 versus a tax benefit rate of 26.8% in 1999. The 1999 tax benefit rate was negatively impacted by the components of the restructuring charge, including the write-off of intangible assets and lower foreign tax rates. The effective rate is higher than the U.S. statutory rate of 35% primarily due to U.S. state and local income taxes and to the nondeductibity of certain expenses, including entertainment and amortization of goodwill.

Minority Interests

    Minority interest expense in the third quarter of 2000 was $0.7 million versus $1.2 million in 1999. This reflects the impact of net losses in the operations of Modem Media in 1999 and its subsequent deconsolidation in the second quarter of 2000.

Equity Income (Loss)

    Equity income (loss) of affiliates was a loss of $1.1 million for the third quarter of 2000, compared to income of $0.4 million in the corresponding period of 1999. This decrease is due primarily to True North's share of the net loss at Modem Media, which was included as a consolidated entity in 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 VERSUS 1999

General

    True North's net income for the nine months ended September 30, 2000, was $61.4 million, or $1.21 per diluted share. This compares to a net loss of $3.4 million, or $0.07 per share, for the nine months ended September 30, 1999.

    The nine months ended September 30, 1999, included a restructuring charge of $76.4 million ($50.2 million or $1.05 per share). The first nine months of 1999 also included gains on the sale of marketable securities of $5.1 million ($2.9 million after-tax or $0.06 per diluted share). Excluding these unusual items, net income for the first nine months of 1999 was $43.9 million or $0.90 per diluted share.

Revenues

    Consolidated revenues increased $100.0 million, or 9.8%, to $1,115.8 million for the nine months ended September 30, 2000, from $1,015.8 million in 1999. Revenues from the U.S. operations increased $100.5 million, or 13.2%, to $859.0 million in 2000, while international revenues decreased 0.2%, or $0.5 million, to $256.8 million. Excluding the impact of changes in foreign exchange rates, international revenues increased 6.0%.

    Excluding the impact of deconsolidating Modem Media in the second quarter of 2000, consolidated revenues increased $121.0 million or 12.5%. Approximately 4.1% of this worldwide growth was due to acquisitions (net of divestitures) while the impact of changes in foreign exchange rates decreased consolidated revenues by 1.7%. The resulting organic revenue growth from net new business wins and growth in existing client net accounts was 10.1%.

Operating Expenses

    Total consolidated operating expenses, excluding restructuring and other charges, increased $66.6 million to $996.2 million in the first nine months of 2000 from $929.6 million in 1999. Acquisitions (net of divestitures) accounted for approximately $34.7 million of the increase. Excluding the effects of acquisitions, divestitures, changes in foreign exchange rates, and the impact of deconsolidating Modem Media in the second quarter of 2000, total operating expenses increased 7.2%.

    Salaries and benefits increased $40.3 million, or 6.3%, to $680.3 million in 2000 from $640.0 million in the comparable period of 1999. Acquisitions (net of divestitures) represented approximately $23.1 million of the increase, while the impact of changes in foreign exchange rates decreased salaries and related benefit expenses by approximately $10.5 million. Excluding the effects of the items noted above, and Modem Media's deconsolidation, salaries and related benefits increased by 6.5%, representing normal salary growth and higher incentive expense due to the increased level of profitability partially offset by savings from the restructuring efforts.

    Office and general expenses were $315.9 million for the nine months ended September 30, 2000, compared to $289.6 million in 1999, a $26.3 million, or 9.1% increase. Acquisitions, net of divestitures, accounted for $11.7 million of the increase, while the impact of lower foreign exchange rates decreased those expenses by $4.9 million. Excluding the impact of acquisitions, divestitures, changes in foreign exchange rates, and the Modem Media deconsolidation, office and general expenses increased by 8.6% in 2000 versus 1999. This reflects higher goodwill amortization due to acquisitions, higher depreciation charges from upgrading the facilities and computer systems and strengthening bad debt reserves.

Other Income (Expenses)

    Interest income decreased by $1.2 million in the nine months ended September 30, 2000, compared to 1999 primarily due to the impact of deconsolidating Modem Media. Interest expense decreased by $1.6 million in the first quarter of 2000 versus 1999 due primarily to lower average debt levels.

    True North recognized pre-tax gains of $6.5 million in the first nine months of 1999 on the sales of its holdings in DoubleClick, Inc. and Publicis S.A.

Income Taxes

    True North's effective tax rate was 42.5% in the first nine months of 2000. The 1999 effective tax rate was impacted by the restructuring charge, including the write-off of intangible assets and lower foreign tax rates. Excluding the negative impact from the restructuring charge, the effective rate in the first nine months of 1999 was 43.5%. The effective rate is higher than the U.S. statutory rate of 35%

primarily due to U.S. state and local income taxes and to the nondeductibity of certain expenses, including entertainment and amortization of goodwill.

Minority Interests

    Minority interest expense in the first nine months of 2000 was $0.1 million versus $2.0 million in 1999. This reflects the impact of deconsolidating Modem Media in the second quarter of 2000.

Equity Income (Loss)

    Equity income (loss) of affiliates was a loss of $3.0 million for the first nine months of 2000, compared to income of $1.1 million in the corresponding period of 1999. This decrease reflects the net losses sustained by Modem Media in the second and third quarters of 2000.

Liquidity and Capital Resources

    As of September 30, 2000, True North's cash and cash equivalents totaled $54.4 million, which is a decrease of $63.9 million over the 1999 year-end balance of $118.3 million. This decrease is due primarily to the acquisition program and the impact of the deconsolidation of Modem Media.

  Operating Activities

    True North's funds from operating activities consist primarily of net income adjusted for noncash items, including depreciation and amortization, and changes in operating assets and liabilities. Cash provided by operating activities was $78.0 million in the first nine months of 2000. Operating cash flows are impacted by the seasonal spending patterns of clients. True North's policy is to bill and collect monies from its clients prior to payments due to the media.

  Investing Activities

    True North's net capital expenditures for property and equipment were $32.8 million for the nine months ended September 30, 2000. These expenditures are primarily related to True North's worldwide investment in technology, coupled with leasehold improvements related to office moves. True North anticipates that capital expenditures in 2000 will approximate 1999's level and has no material commitments for future expenditures.

    In the first nine months of 2000, True North acquired several companies to enhance its network, primarily in Europe and the U.S. True North anticipates that it will continue to pursue acquisitions opportunities that will expand its capabilities and geographical presence.

  Financing Activities

    At September 30, 2000, True North was in compliance with all covenants and conditions related to its Revolving Credit Agreement and other debt agreements.

    In March 2000, Modem Media announced that it had filed a registration statement with the Securities and Exchange Commission relating to a proposed public offering of 4.5 million shares of its common stock. As part of the proposed offering, True North was offering to sell 2.5 million shares. Subsequently, Modem Media postponed the offering due to adverse market conditions. True North will continue to explore potential opportunities in regard to its investment in Modem Media, including sales in the open market or a dividend to shareholders.

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

    In the first nine months of 2000, True North purchased 255,000 shares at a cost of $10.7 million. Since the program's inception, True North has purchased 977,618 shares at a cost of $30.7 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

    True North's consolidated financial statements are denominated in U.S. dollars. In 1999 and the first nine months of 2000, True North derived approximately 26% and 23%, respectively, of its revenues from operations outside the United States. Currency fluctuations may give rise to translation gains and losses when financial statements of foreign operating units are translated into U.S. dollars. Significant strengthening of the U.S. dollar against major foreign currencies could have an adverse impact on True North's results of operations.

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

    As discussed in Note 2, True North entered into forward exchange contracts in October 2000 to purchase 53.0 million Deutsche marks in January 2003. These contracts represent the amount True North is expected to pay for the exercise of put options given in connection with the acquisition of Springer & Jacoby.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

    Response to this item is incorporated by reference to Part 1, Note 5 to the Registrant's unaudited notes to financial statements in this Quarterly Report.

Item 6.  Exhibits and Reports on Form 8-K.

(a)	Exhibits:
	10.1	Employment Agreement between Suzanne S. Bettman and Registrant dated as amended November 1, 2000.
	10.2	Employment Agreement between Ramesh Rajan and Registrant dated as of November 1, 2000.
(b)	Reports of Form 8-K:
	(1)	Form 8-K filed on July 26, 2000 reported Registrant's second quarter earnings release.
	(2)	Form 8-K filed on September 7, 2000, reported certain recent events concerning DaimlerChrysler Corporation's advertising review.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUE NORTH COMMUNICATIONS INC. (Registrant)

/s/ KEVIN J. SMITH (Signature)
Kevin J. Smith Executive Vice President Chief Financial Officer
Date: November 14, 2000

QuickLinks

INDEX
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30 2000 AND 1999
CONDENSED CONSOLIDATED BALANCE SHEETS SEPTEMBER 30 2000 (UNAUDITED) AND DECEMBER 31 1999
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30 2000 AND 1999
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30 2000 AND 1999
ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. Quantitative and Qualitative Disclosures about Market Risk
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES