Form 10-K
period 2000-12-31
TRUE NORTH COMMUNICATIONS INC
filed 2001-04-02
CIK 37931

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                           Commission File No. 1-5029

                            ------------------------

                         TRUE NORTH COMMUNICATIONS INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                         36-1088161
     (State or other jurisdiction of                           (I.R.S. employer
      incorporation or organization)                         identification No.)

 101 EAST ERIE STREET, CHICAGO, ILLINOIS                          60611-2897
 (Address of principal executive offices)                         (Zip code)

                 REGISTRANT'S TELEPHONE NUMBER: (312) 425-6500

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
---------------------------------------------  ---------------------------------------------
  Common Stock, par value 33 1/3 cents per                New York Stock Exchange
                    share

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference or included in Part III of this Form 10-K or any amendment to this Form 10-K. YES / / NO /X/

    The aggregate market value of Common Stock, 33 1/3 cents par value per share, held by non-affiliates of the Registrant, as of March 22, 2001 was $1,717,858,255.

    The number of shares of Common Stock, 33 1/3 cents par value, outstanding as of March 22, 2001 was 50,276,488.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         TRUE NORTH COMMUNICATIONS INC.
                           ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS

                                                                                  PAGE
                                                                                --------
PART I

Item 1.           Business....................................................      3

Item 2.           Properties..................................................      5

Item 3.           Legal Proceedings...........................................      5

Item 4.           Submission of Matters to a Vote of Security Holders.........      5

PART II

Item 5.           Market for the Registrant's Common Equity and Related
                    Stockholder Matters.......................................      5

Item 6.           Selected Financial Data.....................................      6

Item 7.           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.................................      6

Item 7A.          Quantitative and Qualitative Disclosures About Market
                    Risk......................................................     14

Item 8.           Financial Statements and Supplementary Data.................     15

Item 9.           Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure..................................     38

PART III

Item 10.          Directors and Executive Officers of the Registrant..........     38

Item 11.          Executive Compensation......................................     42

Item 12.          Security Ownership of Certain Beneficial Owners and
                    Management................................................     48

Item 13.          Certain Relationships and Related Transactions..............     49

PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form
                    8-K.......................................................     50

Signatures....................................................................     54

Index of Exhibits.............................................................     55

Corporate Information.........................................................     56

    CERTAIN STATEMENTS CONTAINED IN REGISTRANT'S 2000 ANNUAL REPORT ON
FORM 10-K CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 21E(I)(1) OF THE SECURITIES EXCHANGE ACT OF 1934. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS OF TRUE NORTH TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS EXPRESSED OR IMPLIED BY THESE STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHER THINGS, THE FOLLOWING: GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN DEMAND FOR TRUE NORTH'S SERVICES, CHANGES IN COMPETITION, THE ABILITY OF TRUE NORTH TO CONSUMMATE THE PROPOSED MERGER WITH THE INTERPUBLIC GROUP OF COMPANIES, INC., THE ABILITY OF TRUE NORTH TO INTEGRATE ACQUISITIONS OR COMPLETE FUTURE ACQUISITIONS, INTEREST RATE FLUCTUATIONS, DEPENDENCE UPON AND AVAILABILITY OF QUALIFIED PERSONNEL, AND CHANGES IN GOVERNMENT REGULATION. IN LIGHT OF THESE AND OTHER UNCERTAINTIES, THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT SHOULD NOT BE REGARDED AS A REPRESENTATION BY TRUE NORTH THAT TRUE NORTH'S PLANS AND OBJECTIVES WILL BE ACHIEVED.

                                     PART I

ITEM 1. BUSINESS

    GENERAL--True North Communications Inc. (True North or the Company) is a global advertising and marketing communications holding company. True North and its subsidiaries operate from offices in more than 98 countries and territories through subsidiaries, affiliates and other servicing capabilities. True North's clients are primarily commercial enterprises, including industrial, consumer products, automotive, transportation, financial, service and other businesses. Clients also include government and governmental agencies and not-for-profit organizations.

    The services offered by True North include the planning, creation and production of advertising programs and the purchase and placement of such advertising in various media such as television, radio, newspapers, magazines, direct mail and the internet. Other services include specialty advertising, public relations, promotional services, directory advertising, marketing services and interactive digital media development.

    True North was incorporated under the laws of the State of Delaware in 1992 and is the successor to the advertising agency of Lord & Thomas founded in 1873.

    True North has three major global brands: FCB Worldwide L.L.C., (advertising), BSMG Worldwide, Inc. (public relations), and Marketing Drive Worldwide, Inc. (marketing services). In addition, True North has other brands including Bozell Group L.L.C. (advertising), Temerlin McClain LP (advertising), R/GA Media Group, Inc. (interactive design and development), Tierney & Partners, Inc. (advertising and public relations), TN Media, Inc. (media placement), and New America Strategies Group L.L.C. (multicultural marketing). True North also holds an approximately 44% interest in Modem Media, Inc., an internet services company, and a 35.5% stake in Springer & Jacoby, a German-based advertising agency.

    On March 19, 2001, True North and The Interpublic Group of Companies, Inc. (Interpublic) announced that they had reached a definitive agreement whereby it is contemplated that a subsidiary of Interpublic will merge with and into True North in a pooling of interests transaction that will result in True North becoming a wholly-owned subsidiary of Interpublic. Under the terms of the agreement, Interpublic will exchange 1.14 shares of its common stock for each outstanding share of True North common stock. The transaction is subject to, among other conditions, the approval of True North shareholders and regulatory approvals in various jurisdictions. True North anticipates the completion of the transaction in the summer of 2001.

    REVENUES--True North's principal source of revenues is from its advertising and marketing services agency brands, which receive commissions and fees earned on advertising placed with the various media, and commissions and fees earned for the production and preparation of advertising and other marketing services. In addition, True North's agency brands receive fees for various other services performed in connection with advertising, research and marketing studies. True North's revenues generally reflect the media buying patterns of its clients and are concentrated in the second and fourth quarters of the year.

    During 2000, the ten largest clients (excluding Chrysler as described below) accounted for approximately 21% of consolidated revenues; the largest client accounted for approximately 3% of consolidated revenues.

    SIGNIFICANT ACCOUNT LOSS--In September 2000, Chrysler Corporation (Chrysler), True North's largest account, announced that it was undertaking a review of its two advertising agencies to reduce the costs of its global advertising and media. Chrysler represented approximately $136 million, or approximately 9%, of True North's consolidated revenues. On November 3, 2000, True North was informed that it was not selected as the agency of record. In December 2000, True North terminated its existing contract with Chrysler and entered into a transition agreement effective January 1, 2001, as described in
Note 4 of Notes to Consolidated Financial Statements of this Annual Report on Form 10-K (Annual Report).

    CLIENTS--True North and its subsidiaries consider their relations with their clients to be satisfactory. Due to the nature of the business, however, any client could at some time in the future reduce its advertising budget, or transfer to another agency all or part of its advertising or marketing services provided by True North. Representation of a client does not necessarily mean that all advertising for that client is handled by True North exclusively. In many cases, True North handles only a portion of a client's products or services or only particular geographic areas.

    COMPETITION--The advertising and marketing services business is highly competitive, with agencies of all sizes competing primarily on the basis of quality of service to attract and retain clients and personnel. Clients are able to move from one agency to another with relative ease, in part because accounts are terminable on short notice, usually 60 to 90 days. Clients may also reduce their advertising or marketing budgets at any time. An agency's ability to compete for clients is affected by the policy, followed by many clients, of not permitting their agencies to represent competitive accounts in the same market. As a result, increasing size can impact an agency's ability to secure some new clients. In most cases, however, True North's separate agency groups have enabled True North to represent competing clients.

    EMPLOYEES--At December 31, 2000, True North employed approximately 13,800 people in its majority-owned offices, including approximately 8,200 in the U.S. In addition, workforce reductions relating to the Chrysler account loss will involve approximately 250 people, primarily in the Detroit office.

    There is significant competition among advertising agencies for talented and qualified personnel. The ability to attract and retain such people is a key element of True North's personnel policies. True North believes its compensation, benefits and training policies are competitive with industry peers. Overall, True North considers relations with its employees to be satisfactory.

    For financial information concerning True North's segment reporting and geographical concentrations, see Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) of this Annual Report and
Note 10 of Notes to Consolidated Financial Statements of this Annual Report.

    REGULATION--True North's business is subject to government regulation, both domestic and foreign. Federal, state and local governments and governmental agencies have adopted statutes and regulations affecting the advertising activities of advertising agencies and their clients. For example, statutes and regulations have prohibited television advertising for certain products and have regulated the form and content of certain types of advertising for many consumer products. The Federal Trade Commission (FTC) and various State Attorneys General have also required proof of accuracy of advertising claims with respect to various products and, in their enforcement policies, are seeking to establish more stringent standards with respect to advertising practices. The FTC and State Attorneys General have the authority to investigate and to institute proceedings against advertisers and their advertising agencies for false or misleading advertising. Proposals have also been made for the adoption of additional statutes and regulations which would further restrict the advertising activities of advertising agencies and their clients. The effect on the advertising business of future application of existing statutes or regulations, or the extent, nature or effect of future legislation or regulatory activity with respect to advertising, cannot be predicted.

    FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS--See Note 10 of Notes to Consolidated Financial Statements of this Annual Report.

ITEM 2. PROPERTIES

    Substantially all of True North's operations are conducted in leased premises located in various cities in which True North does business throughout the world. True North's physical property consists primarily of leasehold improvements, furniture, fixtures and equipment. No difficulty is anticipated in negotiating lease renewals or in finding other satisfactory space if premises become unavailable. True North owns several small office buildings primarily in Latin America and Asia Pacific, none of which is material to True North's consolidated financial statements.

    For further information regarding True North's obligations under capital leases and noncancellable operating leases, see Notes 5 and 12 of Notes to Consolidated Financial Statements of this Annual Report.

ITEM 3. LEGAL PROCEEDINGS

    As previously disclosed, on December 2, 1997, Mazda Motor of America, Inc. (Mazda), a former client of True North's subsidiary, Foote, Cone & Belding Advertising, Inc. (FCB), initiated an arbitration against FCB before the American Arbitration Association in Los Angeles, California. Mazda sought indemnity and reimbursement for liabilities it incurred or expected to incur in connection with automobile lease advertising that aired in 1996 and 1997. Mazda sought to recover from FCB approximately $9.0 million in damages, exclusive of interest, costs and attorneys' fees. FCB denied liability for these claims, and filed a counterclaim in the arbitration seeking approximately $5.5 million from Mazda in unpaid commissions for planning and placing advertising during the final months of FCB's relationship with Mazda. On March 14, 2001, Mazda and FCB entered into a settlement agreement resolving all claims and counterclaims asserted in the arbitration; the liability associated with the settlement agreement did not have a material impact on True North's consolidated results of operations or financial position.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    True North's Common Stock is listed on the New York Stock Exchange. Its trading symbol is "TNO." At March 23, 2001, True North had 2,289 shareholders of record. See Note 15 of Notes to Consolidated Financial Statements for the high and low sale price of True North's common stock and dividends paid each quarter since January 1, 1999.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR SELECTED FINANCIAL DATA:

    Selected historical financial data (in millions, except per share amounts) are as follows:

                                                                                AS RESTATED(A)
                                                              --------------------------------------------------
                                                  2000          1999          1998          1997          1996
                                                --------      --------      --------      --------      --------
YEAR ENDED DECEMBER 31,
  Revenues................................      $1,556.8      $1,439.4      $1,274.3      $1,240.0      $1,012.9
  Net income (loss).......................          61.6(b)       28.2(c)       34.3(d)      (55.5)(e)      33.4
  Net income (loss) per share
    Basic.................................          1.24          0.60          0.75         (1.27)         0.78
    Diluted...............................          1.21          0.59          0.72         (1.27)         0.76
  Dividends per share.....................          0.60          0.60          0.60          0.60          0.60
                                                --------      --------      --------      --------      --------
AT DECEMBER 31,
  Working capital.........................        (202.9)       (147.8)       (166.1)       (234.4)       (106.2)
  Total assets............................       2,063.3       1,964.2       1,758.3       1,644.5       1,591.1
  Long-term debt (includes current
    portion)..............................          38.4          45.6          58.7          50.3          72.0
  Total liabilities.......................       1,658.3       1,639.0       1,485.5       1,409.7       1,315.9
  Stockholders' equity....................         405.0         325.2         272.8         234.8         275.2
  Book value per share....................          8.08          6.66          5.90          5.20          6.43
                                                --------      --------      --------      --------      --------

------------------------

(a) As described in Note 2 of Notes to Consolidated Financial Statements, True North's financial statements for all periods prior to December 31, 2000, have been restated from those previously reported to reflect the adoption of intangible asset amortization periods not exceeding 20 years from 40 years previously used. The impact of this change in accounting (reduced) increased net income by $(10.6) million in 1999, $7.0 million in 1998, $(5.6) million in 1997 and $(4.5) million in 1996.

(b) Includes a pre-tax charge of $17.5 million ($10.0 million after-tax on $0.20 per diluted share) relating to the loss of the Chrysler account and $25.7 million after-tax charges relating to Modem Media (equity method investment) goodwill impairment and restructuring charges.

(c) Includes a pre-tax restructuring charge of $75.4 million ($49.5 million after-tax or $1.03 per diluted share) relating to the combination of True North's two independent worldwide agency networks.

(d) Includes a $12.6 million pre-tax loss ($15.8 million after-tax or $0.33 per diluted share) on the involuntary conversion of True North's investment in Publicis and $13.4 million pre-tax gains ($7.8 million after-tax or $0.16 per diluted share) on the sale of marketable securities.

(e) Includes pre-tax restructuring charges of $79.6 million and $56.9 million of other pre-tax charges relating to lease reserves and other expenses ($104.1 million after-tax or $2.38 per share), each relating to the acquisition of Bozell, Jacobs, Kenyon & Eckhardt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    As described in Note 2 of Notes to Consolidated Financial Statements, True North's financial statements for all periods prior to December 31, 2000, have been restated from those previously reported to reflect the adoption of intangible asset amortization periods not exceeding 20 years from 40 years previously used.

    On March 19, 2001, True North and The Interpublic Group of Companies, Inc. (Interpublic) announced that they had reached a definitive agreement whereby it is contemplated that a subsidiary of

Interpublic will merge with and into True North in a pooling of interests transaction that will result in True North becoming a wholly-owned subsidiary of Interpublic. Under the terms of the agreement, Interpublic will exchange 1.14 shares of its common stock for each outstanding share of True North common stock. The transaction is subject to, among other conditions, the approval of True North shareholders and regulatory approvals in various jurisdictions. True North anticipates the completion of the transaction in the summer of 2001.

RESULTS OF OPERATIONS--
2000 COMPARED TO 1999

    GENERAL--True North's net income for the year ended December 31, 2000, was $61.6 million, or $1.21 per diluted share. This compares to $28.2 million, or $0.59 per diluted share, for the year ended December 31, 1999. Both comparable periods include unusual items. The 2000 results include a special charge of $17.5 million ($10.0 million after-tax or $0.20 per diluted share) relating to the loss of the Chrysler account, and $25.7 million (net) relating to asset impairment and restructuring charges by Modem Media, Inc. (Modem Media), an internet service affiliate which is accounted for on the equity method. The 1999 results include a restructuring charge of $75.4 million ($49.5 million after-tax or $1.03 per diluted share) relating to the combination of True North's two worldwide agency networks and $5.1 million ($2.9 million after-tax or $0.06 per diluted share) of gains on sales of marketable securities.

    Excluding the effect of these unusual items, net income for 2000 was $97.1 million, or $1.90 per diluted share, compared to $74.8 million, or $1.55 per diluted share in 1999.

    In April 2000, True North converted all of its shares of Modem Media
Class B common stock into Class A common stock. As a result, True North's voting power was reduced from approximately 80% to approximately 46%. Accordingly, effective with the second quarter of 2000, Modem Media is no longer consolidated in True North's financial statements and is accounted for on the equity method.

    REVENUES--Consolidated revenues increased $117.4 million, or 8.2%, to $1,556.8 million for the year ended December 31, 2000, from $1,439.4 million in 1999. Revenues from the U.S. operations increased $106.3 million, or 10.0%, to $1,170.3 million in 2000, while international revenues increased 3.0%, or $11.1 million, to $386.5 million. Excluding the impact of changes in foreign exchange rates, international revenues increased 10.5%.

    Excluding the impact of Modem Media, which was deconsolidated in the second quarter of 2000, consolidated revenues increased $162.9 million or 11.9%. Approximately 4.2% of this worldwide growth was due to acquisitions (net of divestitures) while the impact of changes in foreign exchange rates decreased consolidated revenues by 2.1%. The resultant organic growth from net new business wins and growth in existing client accounts was 9.8%.

    OPERATING EXPENSES--Total consolidated operating expenses increased
$12.0 million to $1,380.5 million from $1,368.5 million in 1999. Excluding restructuring and other charges described below, total operating expenses increased in 2000 by $70.4 million, or 5.4%. Acquisitions (net of divestitures) accounted for approximately $46.8 million of the increase. Excluding the effects of restructuring, acquisitions, divestitures, changes in foreign exchange rates and Modem Media, total operating expenses increased 6.9% in 2000.

    Salaries and benefits increased $43.5 million, or 5.0%, to $914.9 million in 2000. Acquisitions represented approximately $31.2 million of the increase, while the impact of changes in foreign exchange rates decreased salaries and related benefit expenses by approximately $14.8 million. Excluding the effects of the items noted above, as well as the effect of Modem Media, salaries and related benefits increased by 6.4%, representing normal salary growth progression and higher incentive expense due to the increased level of profitability partially offset by savings from the restructuring efforts.

    Office and general expenses were $448.7 million for the year ended
December 31, 2000, compared to $421.7 million in 1999, a $27.0 million, or 6.4%, increase. Acquisitions (net of divestitures) accounted for $15.5 million of the increase, while lower foreign exchange rates decreased those expenses by approximately $8.3 million. This reflects higher intangible asset amortization due to acquisitions, increased depreciation charges from upgrading facilities and computer systems and higher bad debt expense. Excluding the impact of acquisitions, changes in foreign exchange rates and Modem Media, office and general expenses increased by 8.0% in 2000 versus 1999.

    RESTRUCTURING AND OTHER CHARGES--In September 2000, Chrysler, True North's largest account, announced that it was undertaking a review of its two advertising agencies to reduce the costs of its global advertising and media. Chrysler represented approximately $136 million, or approximately 9%, of True North's consolidated revenues. On November 3, 2000, True North was informed that it was not selected as the agency of record. In December 2000, True North terminated its existing contract with Chrysler and entered into a transition agreement effective January 1, 2001. The agreement provides for payments to True North for transition services in 2001 of $13.0 million (payable as earned over the four months ending April 30, 2001). In addition, the current agency of record for the Chrysler account agreed to sublease approximately two-thirds of True North's leased space in its Detroit office through January 2002, as well as purchase certain fixed and other assets.

    As a result of management decisions associated with the loss of the Chrysler account, True North recorded a $17.5 million pre-tax charge ($10.0 million after-tax or $0.20 per diluted share) in the fourth quarter of 2000. The charge covers primarily severance, lease termination and other exit costs associated with the decision to close the Detroit office. The severance portion of the charge amounts to $5.8 million and reflects the elimination of approximately 250 positions. The charge also includes $11.4 million associated primarily with the lease termination of the Detroit office as well as other exit costs. In addition, an impairment loss of $5.5 million was recorded for intangible assets that are no longer recoverable. Offsetting these charges was a $5.2 million payment from Chrysler to compensate True North for severance and other exit costs. At December 31, 2000, 5 people had been terminated and $0.3 million of severance and other exit costs had been paid.

    In September 1999, management of True North committed to a formal plan to restructure its operations and recorded a $75.4 million pre-tax charge
($49.5 million after-tax, or $1.03 per diluted share) in the third quarter of 1999. The charge covered primarily severance, lease termination and other exit costs in connection with the combination and integration of True North's two independent worldwide advertising agency networks. Bozell Worldwide's international operations, along with Bozell Detroit and Bozell Costa Mesa, were merged with FCB Worldwide and now operate under the FCB Worldwide name. The restructuring initiatives also included the sale or closing of certain underperforming business units. The restructuring program was completed during the third quarter of 2000.

A summary of components of the 1999 restructuring charge is as follows (in millions):

                                                 SEVERANCE AND        LEASE
                                                  TERMINATION    TERMINATION AND    IMPAIRMENT
                                                   BENEFITS      OTHER EXIT COSTS      LOSS       TOTAL
                                                 -------------   ----------------   ----------   --------
Restructuring reserve, September 30, 1999......      $ 41.4           $24.2           $ 9.8       $ 75.4
    1999 Write-downs...........................          --            (0.9)           (9.8)       (10.7)
    1999 Cash payments.........................        (9.7)           (3.2)             --        (12.9)
                                                     ------           -----           -----       ------
Balance, December 31, 1999.....................        31.7            20.1              --         51.8
    2000 Write-downs...........................          --            (4.3)             --         (4.3)
    2000 Cash payments.........................       (22.5)           (9.5)             --        (32.0)
    Long-term obligations secured..............        (9.6)           (5.3)             --        (14.9)
    Excess reserve (net).......................         0.4            (1.0)             --         (0.6)
                                                     ------           -----           -----       ------
Balance, December 31, 2000.....................      $   --           $  --           $  --       $   --
                                                     ------           -----           -----       ------

    The involuntary severance and termination benefits portion of the charge amounted to $41.4 million and reflected the elimination of approximately 640 positions worldwide, primarily in international locations. The employee groups affected primarily included executive and regional management and administrative personnel. As of September 30, 2000, such positions were eliminated at a cost of $41.8 million, which was $0.4 million higher than the original estimate.

    The charge of $24.2 million associated with lease terminations and other exit costs represented primarily the closure, abandonment and downsizing of office space globally, including approximately 30 international locations. The costs included $13.5 million of remaining lease obligations net of estimated sublease income, as well as $5.9 million of impairment charges pertaining to leasehold improvements and fixed assets that were no longer used in the combined operation. As of September 30, 2000, these facilities were abandoned or downsized at a cost of $23.2 million, which was $1.0 million lower than the original estimate.

    Accordingly, the net excess restructuring reserve of $0.6 million was reversed into income on the restructuring and other charges line in the third quarter of 2000. The remaining severance liabilities of $9.6 million pertain to terminated individuals and will be paid over the next four years in accordance with contractually defined severance agreements. The remaining lease liabilities and other exit costs of $5.3 million pertain to non-cancelable lease commitments in excess of sublease income for exited facilities that will be paid out over the remaining lease periods, which range from one to five years.

    The impairment loss on the sale or closing of certain business units amounts to $9.8 million and resulted from the decision to sell two business units, one in the U.S. and one in the United Kingdom, and to close four other business units and joint ventures, including the R/GA Digital Studios, which specialized in digital production for advertising and film companies. The impairment loss was computed based upon the difference between the estimated sales proceeds (if any) and the carrying value of the related assets and investments and primarily represents the impairment of goodwill associated with such units. These sales or closures were completed by September 30, 2000.

    OTHER INCOME (EXPENSES)--Interest income decreased by $1.4 million in the year ended December 31, 2000, compared to 1999 due primarily to the impact of deconsolidating Modem Media effective at the beginning of the second quarter of 2000. Interest expense decreased by $0.9 million in 2000 versus 1999 due primarily to lower average debt levels.

    Gains on sales of securities and other amounted to $3.5 million in 2000 compared to $11.2 million in 1999. True North recognized pre-tax gains of $7.9 million in 1999 on the sales of marketable equity securities.

    INCOME TAXES--True North's effective tax rate was 45.0% in 2000 versus 58.0% in 1999. The 2000 effective rate was negatively impacted by Modem Media's first quarter 2000 tax provision of $0.6 million on a pre-tax loss of $2.4 million due to non-deductible goodwill amortization and losses of certain foreign subsidiaries which were not tax benefited. The 1999 effective rate was negatively impacted by the 1999 restructuring charge, which included the write-off of non-deductible intangible assets and lower foreign tax rates, which resulted in a lower tax benefit rate. Excluding unusual items and Modem Media's results, the 2000 effective tax rate was 43.8% and 1999's was 44.7%. These effective rates are higher than the U.S. statutory rate of 35% due primarily to U.S. state and local income taxes and to the non-deductibility of certain expenses, including amortization of goodwill and entertainment.

    MINORITY INTERESTS--Minority interest expense in 2000 was $3.0 million, compared to $4.2 million in 1999. This reflects the impact of deconsolidating Modem Media beginning in the second quarter of 2000.

    EQUITY INCOME (LOSS)--Equity income (loss) was ($28.2) million for the full year of 2000 compared to income of $2.4 million in the corresponding period of 1999. This decrease is due primarily to True North's share of the net loss of Modem Media, which includes $25.7 million of one-time charges relating to goodwill impairment and restructuring charges.

RESULTS OF OPERATIONS--
1999 COMPARED TO 1998

    GENERAL--True North's net income for the year ended December 31, 1999, was $28.2 million, or $0.59 per diluted share. This compares to $34.3 million, or $0.72 per diluted share, for the year ended December 31, 1998. Both comparable periods reflected unusual items, including restructuring and other charges, certain gains on sales of securities, severance and executive retirement costs in 1998 and a loss on the involuntary conversion of True North's investment in Publicis Communication in 1998. In addition, the 1998 results of The Financial Relations Board (FRB), which was acquired in February 1999 in a pooling of interests transaction, included $7.5 million of merger-related costs and expense adjustments.

    Excluding the effect of these unusual items, net income for 1999 was $74.8 million, or $1.55 per diluted share, compared to $58.5 million, or $1.23 per diluted share in 1998.

    REVENUES--Consolidated revenues increased $165.1 million, or 13%, to $1,439.4 million for the year ended December 31, 1999, from $1,274.3 million in 1998. Revenues from the U.S. operations increased $132.4 million, or 14.2%, to $1,064.0 million in 1999, while international revenues increased 9.6%, or $32.7 million, to $375.4 million. Excluding the impact of changes in foreign exchange rates, international revenues increased 12.9%.

    Approximately 60% of the worldwide growth in revenues was due to acquisitions. Excluding the effects of acquisitions, divestitures and changes in foreign exchange rates, consolidated revenue growth from net new business wins and higher existing client net spending was 6.3%.

    OPERATING EXPENSES--Total consolidated operating expenses increased
$194.1 million to $1,368.5 million from $1,174.4 million in 1998. Excluding restructuring and other charges described below, total operating expenses increased in 1999 by $138.6 million, or 11.8%. Acquisitions accounted for approximately 70% of the increase, while FRB's 1998 expenses included approximately $7.5 million of merger-related costs. Excluding the effects of restructuring, acquisitions, divestitures, changes in foreign exchange rates and other unusual items, total operating expenses increased 5.4% in 1999.

    Salaries and benefits increased $64.8 million, or 8.0%, to $871.4 million in 1999. Included in the $806.6 million in salaries and benefits for 1998 is $7.0 million related to the retirement of the CEO and the resignation of the Chairman of the Board, and a $2.1 million severance accrual relating to the downsizing of a U.S. office. Acquisitions represented approximately
$56.4 million of the increase, while the impact of changes in foreign exchange rates decreased salaries and related benefit expenses by 0.5%. Excluding the effects of the items noted above, salaries and related benefits increased by 3.9%, representing normal salary growth progression offset by lower incentive expense.

    Office and general expenses were $421.7 million for the year ended
December 31, 1999, compared to $364.5 million in 1998, a $57.2 million, or 15.7%, increase. Acquisitions accounted for $28.6 million of the increase, while lower foreign exchange rates decreased those expenses by 0.5%. Excluding the impact of acquisitions, changes in foreign exchange rates, and unusual items, office and general expenses increased by 8.8% in 1999 versus 1998. This reflects higher goodwill amortization due to acquisitions, higher depreciation charges from upgrading the facilities and computer systems, as well as higher costs associated with the Year 2000 testing and remediation.

    RESTRUCTURING AND OTHER CHARGES--In September 1999, management of True North committed to a formal plan to restructure its operations and recorded a $75.4 million pre-tax charge ($49.5 million after-tax, or $1.03 per diluted share) in the third quarter of 1999. The charge covered primarily severance, lease termination and other exit costs in connection with the combination and integration of True North's two independent worldwide advertising agency networks. Bozell Worldwide's international operations, along with Bozell Detroit and Bozell Costa Mesa, were merged with FCB Worldwide and now operate under the FCB Worldwide name. The restructuring initiatives also include the sale or closing of certain underperforming business units.

    The involuntary severance and termination benefits portion of the charge amounted to $41.4 million and reflected the elimination of approximately 640 positions worldwide, primarily in international locations. The employee groups affected primarily included executive and regional management and administrative personnel. As of December 31, 1999, approximately 400 positions were eliminated and True North anticipates that the remaining severance actions will be completed during 2000.

    The charge of $24.2 million associated with lease terminations and other exit costs represents primarily the closure, abandonment and downsizing of office space globally, including approximately 30 international locations. The costs include $13.5 million of remaining lease obligations net of estimated sublease income, as well as $5.9 million of impairment charges pertaining to leasehold improvements and fixed assets that will no longer be used in the combined operation. As of December 31, 1999, approximately 15 facilities were abandoned or downsized. The remaining actions are expected to be completed by mid-to-late 2000, with the cash portion of the charge to be paid out over the remaining lease periods, which range from one to five years.

    The impairment loss on the sale or closing of certain businesses amounts to $9.8 million and results from the decision to sell two business units, one in the U.S., and one in the United Kingdom, and to close four other business units and joint ventures, including the R/GA Digital Studios, which specialized in digital production for advertising and film companies. The impairment loss was computed based on the difference between the estimated sales proceeds (if any) and the carrying value of the related assets and investments and primarily represents the impairment of goodwill associated with such units. These sales or closures are expected to be completed by mid 2000.

    True North anticipated net pre-tax expense savings of approximately
$25.0 million on an annualized basis, with approximately half of such savings occurring in 2000 and the full amount realized in 2001 and thereafter.

    During the third quarter of 1998, True North reorganized its Poppe Tyson subsidiary prior to its merger with Modem Media into Modem Media. Poppe
Tyson, Inc. The impact of the reorganization was a charge of $4.3 million. These costs included severance, the write-down of computer equipment that was not being used in the ongoing operations to net realizable value, and the costs to buy out minority shareholders.

    OTHER INCOME (EXPENSES)--Interest income increased by $1.2 million in the year ended December 31, 1999, compared to 1998 due primarily to higher investment income at Modem Media from the proceeds of its initial public offering in February 1999. Interest expenses decreased by $4.1 million in 1999 versus 1998 due primarily to lower average debt levels resulting from the use of the $135.3 million of proceeds from the June 1999 sale of True North's holdings in Publicis S.A. to reduce short-term borrowings.

    Gains on sales of securities and other amounted to $11.2 million in 1999 compared to $17.8 million in 1998. True North recognized pre-tax gains of $7.9 million in 1999 and $13.4 million in 1998 on the sales of its holdings in DoubleClick, Inc.

    As described below, True North recorded a pre-tax charge of $12.6 million in 1998 resulting from the involuntary conversion of its 26.5% equity investment in Publicis Communication into publicly traded shares of Publicis S.A., the parent company of Publicis Communication.

    INCOME TAXES--True North's effective tax rate was 58.0% in 1999 versus 63.0% in 1998. The 1999 effective rate was negatively impacted by the 1999 restructuring charge, which included the write-off of intangible assets and lower foreign tax rates, which resulted in a lower tax benefit rate. The 1998 rate was adversely impacted by the acquisition of FRB, which, prior to the merger, operated as an S Corporation. Therefore, its $8.8 million loss in 1998 does not reflect corporate income taxes. Also, the involuntary conversion of True North's investment in Publicis Communication resulted in a deferred tax obligation of $3.2 million. Excluding unusual items, the 1999 effective tax rate was 45.9% and 1998's was 47.8%.

    MINORITY INTERESTS--Minority interest expense in 1999 was $4.2 million, essentially unchanged from the $4.0 million in 1998. This reflects improvements in the operation of Modem Media offset by lower operating results in certain Latin American operations.

    EQUITY INCOME--Equity income was $2.4 million for the full year of 1999 compared to $5.4 million in the corresponding period of 1998. This decrease is due primarily to True North's no longer reflecting an equity pick-up in its investment in Publicis Communication, which was $4.3 million in 1998.

    PUBLICIS RELATIONSHIP--On November 6, 1998, Publicis S.A. announced its intention to convert True North's 26.5% investment in Publicis Communication to approximately 0.8 million of its publicly traded shares. Despite True North's objections, this transaction was approved by the shareholders of Publicis S.A. and Publicis Communication in special shareholders' meetings held in December 1998 and closed shortly thereafter. As a result, True North owned approximately 8.8% of Publicis S.A.

    The book value of True North's 26.5% investment in Publicis Communication at the date of this transaction was $146.6 million. The fair value of the Publicis S.A. shares (based upon a December 14, 1998, Publicis closing price of $169.15 per share) was $134.0 million. Accordingly, True North recorded a pre-tax loss of $12.6 million in the fourth quarter of 1998 as a result of the involuntary conversion of its investment in Publicis Communication to shares of Publicis S.A. In addition, True North recorded a deferred tax obligation of approximately $3.2 million upon the exchange. As a result, the after-tax impact of this transaction was a loss of approximately $15.8 million.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 2000, True North's cash and cash equivalents totaled $136.3 million, which is an increase of $18.0 million over the 1999 year-end balance of $118.3 million. The increase is due primarily to enhanced working capital management programs partially offset by the impact of the deconsolidation of Modem Media.

    In 2000, cash flow generated from operations, supplemented by seasonal short-term borrowings, financed the operating, acquisitions and capital expenditure requirements of True North, as well as dividend payments and the repurchase of common stock. True North's cash and cash equivalents consist primarily of government securities and bank time deposits and are of investment-grade quality.

    OPERATING ACTIVITIES--True North's funds from operating activities consist primarily of net income adjusted for non-cash items, including depreciation and amortization, and changes in operating assets and liabilities. Cash provided by operating activities was $311.7 million in 2000. The significant increase over the prior two years reflects the higher net income, as well as significant efforts to manage working capital on a more effective basis. These efforts included tighter credit limits and increased emphasis on the timely collection of accounts receivable. Operating cash flows are impacted by the seasonal spending patterns of clients. True North's policy is to bill and collect monies from its clients prior to payments due to the media.

    In July 2000, the Emerging Issues Task Force (EITF), issued EITF No. 00-15, "Classification in the Statement of Cash Flows of the Income Tax Benefit Realized by a Company upon Employee Exercise of a Nonqualified Stock Option." The EITF concluded that the tax deduction received by a company upon exercise of a nonqualified stock option by an employee should be classified in the statement of cash flows as a cash flow from operations and disclosed if material. As a result, True North updated the presentation of cash flows from operating activities to include this amount as a separate line item for all periods presented.

    INVESTING ACTIVITIES--True North's net capital expenditures for property and equipment were $57.6 million for the year ended December 31, 2000. These expenditures primarily related to True North's worldwide investment in technology, coupled with leasehold improvements related to office moves. In addition, True North anticipates that capital expenditures in 2001 will approximate 2000's level and has no material commitments for future expenditures.

    In 2000, True North acquired approximately 20 companies to enhance its network, primarily in the U.S. and Europe. These acquisitions were financed by the issuance of common stock and treasury stock, short term borrowings and operational cash flow. True North anticipates that it will continue to pursue acquisition opportunities that will expand its capabilities and geographical presence.

    FINANCING ACTIVITIES--The net reduction in short-term bank borrowings reflects the cash flow received from operations and the reduced working capital requirements.

    In May 2000, True North extended its 364-day credit agreement for up to $75.0 million of borrowings as part of its $250.0 million Revolving Credit Agreement. The terms of the extension included the payment of a commitment fee to the bank of 0.04%. As of December 31, 2000, True North had no borrowings outstanding under its $175.0 million five-year revolving-credit facility. True North anticipates that it will be able to renew and extend the 364-day credit agreement in May 2001. In the event of a change of control of True North, various credit agreements will be in default. In addition, True North had available at various banks uncommitted lines of credit aggregating approximately $203.6 million on December 31, 2000, of which $158.1 million was unused.

    True North has paid cash dividends at an annual rate of $0.60 per share over the past ten years. Determination of the payment of dividends is made by True North's Board of Directors on a quarterly basis. True North anticipates that its cash flow from operations will be adequate to continue payment of dividends at similar levels in 2001.

    In July 2000, True North's Board of Directors authorized an increase in its previously announced $30,000,000 stock repurchase program to allow True North to make systematic repurchases, in open market and privately negotiated transactions, of an additional $30,000,000 in True North common stock. The stock repurchased under this program is held as treasury shares for use under True North's stock-based benefit programs. Such purchases are dependent upon a number of factors, including the price and availability of True North's shares, general market conditions and the number of shares required for True North's stock-based benefit program. The stock repurchase program may be discontinued at any time. In 2000, True North purchased 0.4 million shares at a cost of $17.2 million. Since the program's inception, True North has purchased 1.2 million shares at a cost of $37.3 million.

    True North believes that cash flow from operations, along with current cash balances, will be sufficient to satisfy working capital and other operating requirements in 2001. In the event additional funds are required, True North believes it will have sufficient resources, including borrowing capacity, to meet such requirements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    True North's consolidated financial statements are denominated in U.S. dollars. In 2000, True North derived approximately 25% of its revenues from operations outside the United States. Currency fluctuations may give rise to translation gains and losses when financial statements of foreign operating units are translated into U.S. dollars. Significant strengthening of the U.S. dollar against major foreign currencies could have an adverse impact on True North's results of operations.

    In general, True North incurs most of its costs to support the related revenues in the same currency in which these revenues are billed, thereby reducing exposure to currency fluctuations. In the past, True North has not hedged foreign currency profits into U.S. dollars, because management has believed that, over time, the costs of a hedging program outweigh any benefit of greater predictability in True North's U.S. dollar denominated profits. However, as True North continues to extend the depth and breadth of its foreign operations, management will from time to time reconsider the issue of whether a foreign currency hedging program would be beneficial to its operations.

    True North entered into forward exchange contracts in October 2000 to purchase 53.0 million Deutsche Marks in January 2003. These contracts represent the amount True North is expected to pay for the exercise of put options given in connection with the investment in Springer & Jacoby, a German-based advertising agency. See Note 7 of Notes to Consolidated Financial Statements for a description of the Springer & Jacoby transaction.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF INCOME

(IN 000'S, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                                              AS RESTATED
                                                                        -----------------------
                                                              2000         1999         1998
                                                           ----------   ----------   ----------
COMMISSIONS AND FEES.....................................  $1,556,843   $1,439,414   $1,274,284
                                                           ----------   ----------   ----------
OPERATING EXPENSES:
  Salaries and benefits..................................     914,889      871,433      806,602
  Office and general.....................................     448,661      421,733      364,524
  Restructuring and other charges........................      16,910       75,354        3,278
                                                           ----------   ----------   ----------
    Total operating expenses.............................   1,380,460    1,368,520    1,174,404
                                                           ----------   ----------   ----------
OPERATING INCOME.........................................     176,383       70,894       99,880
                                                           ----------   ----------   ----------
OTHER INCOME (EXPENSE):
  Interest income........................................       5,910        7,300        6,118
  Interest expense.......................................     (17,211)     (18,128)     (22,242)
  Loss on involuntary conversion of affiliate
    investment...........................................          --           --      (12,616)
  Gains on sales of marketable securities and other......       3,454       11,172       17,810
                                                           ----------   ----------   ----------
    Total other income (expense).........................      (7,847)         344      (10,930)
                                                           ----------   ----------   ----------
INCOME BEFORE TAXES, MINORITY INTEREST AND EQUITY
  INCOME.................................................     168,536       71,238       88,950
  Provision for income taxes.............................      75,755       41,289       56,066
                                                           ----------   ----------   ----------
INCOME BEFORE MINORITY INTEREST AND EQUITY INCOME........      92,781       29,949       32,884
  Minority interest expense..............................      (2,986)      (4,161)      (4,044)
  Equity in earnings (loss) of affiliated companies......     (28,192)       2,434        5,427
                                                           ----------   ----------   ----------
NET INCOME...............................................  $   61,603   $   28,222   $   34,267
                                                           ==========   ==========   ==========

PER SHARE INFORMATION:
  Basic earnings per share...............................  $     1.24   $     0.60   $     0.75
  Diluted earnings per share.............................  $     1.21   $     0.59   $     0.72
  Average common shares outstanding......................      49,494       47,346       45,748
  Average common shares outstanding--assuming dilution...      51,066       48,142       47,595
  Cash dividends per common share........................  $     0.60   $     0.60   $     0.60

          See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(IN 000'S)

                                                                    AT DECEMBER 31,
                                                              ---------------------------
                                                                              AS RESTATED
                                                                              -----------
                                                                 2000            1999
                                                              ----------      -----------
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  136,322      $  118,265
  Short-term investments....................................          --          16,858
  Marketable securities.....................................         180           2,076
  Accounts receivable, net of allowance for doubtful
    accounts of $20,795 in 2000 and $15,292 in 1999.........   1,048,793       1,020,701
  Expenditures billable to clients..........................      58,422          69,512
  Other current assets......................................      39,877          19,529
                                                              ----------      ----------
    Total current assets....................................   1,283,594       1,246,941
                                                              ----------      ----------
PROPERTY AND EQUIPMENT:
  Land and buildings........................................         917           1,009
  Leasehold improvements....................................     103,070          90,132
  Furniture and equipment...................................     241,698         246,635
                                                              ----------      ----------
                                                                 345,685         337,776
  Less--Accumulated depreciation and amortization...........    (179,609)       (180,977)
                                                              ----------      ----------
    Total property and equipment............................     166,076         156,799
                                                              ----------      ----------
OTHER ASSETS:
  Intangible assets, net of accumulated amortization of
    $141,592 in 2000 and $117,373 in 1999...................     458,747         443,956
  Investment in affiliated companies........................      92,803          33,312
  Other assets..............................................      62,070          83,145
                                                              ----------      ----------
    Total other assets......................................     613,620         560,413
                                                              ----------      ----------
      Total assets..........................................  $2,063,290      $1,964,153
                                                              ==========      ==========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $1,160,974      $1,034,980
  Short-term bank borrowings................................      45,540         117,847
  Income taxes payable......................................      39,117          22,642
  Current portion of long-term debt.........................      11,736           9,036
  Accrued expenses..........................................     229,143         210,283
                                                              ----------      ----------
    Total current liabilities...............................   1,486,510       1,394,788
                                                              ----------      ----------
NONCURRENT LIABILITIES:
  Long-term debt............................................      26,730          36,632
  Liability for deferred compensation.......................      75,459          67,723
  Other noncurrent liabilities..............................      69,608         139,761
                                                              ----------      ----------
    Total noncurrent liabilities............................     171,797         244,116
                                                              ----------      ----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value, authorized 100 shares,
    none issued.............................................          --              --
  Common stock, 33 1/3 CENTS par value, authorized 90,000
    shares, 50,120 issued in 2000 and 48,881 in 1999........      16,656          16,295
  Paid-in capital...........................................     342,404         293,435
  Retained earnings.........................................      69,704          37,970
  Unrealized gain on marketable securities..................          89           1,179
  Cumulative translation adjustment.........................     (21,017)        (20,786)
  Less--treasury stock, at cost: 1 in 2000; 24 in 1999......         (35)           (983)
  Less--deferred compensation...............................      (2,818)         (1,861)
                                                              ----------      ----------
    Total stockholders' equity..............................     404,983         325,249
                                                              ----------      ----------
      Total liabilities and stockholders' equity............  $2,063,290      $1,964,153
                                                              ==========      ==========

          See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN 000'S)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                               AS RESTATED
                                                                          ---------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net income................................................  $  61,603   $  28,222   $  34,267
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Restructuring and other charges, net of tax.............      9,723      49,487          --
    Involuntary conversion of Publicis investment...........         --          --      12,616
    Depreciation and amortization...........................     74,003      68,837      55,724
    Provision for doubtful accounts.........................     19,700       7,511       3,684
    Provision for deferred compensation.....................      6,779       8,515       9,906
    Equity in (earnings) loss of affiliated companies.......     28,192      (2,434)     (5,427)
    Dividends received from affiliated companies............        889       1,011         328
    Income tax benefit related to employee stock options....      7,526       6,529       2,989
    Other non-cash items....................................        313      (5,251)    (17,371)
    Changes in assets and liabilities, net of acquisitions:
      Accounts receivable...................................        709    (115,484)    (65,058)
      Other current assets..................................      4,916     (13,728)      7,072
      Accounts payable......................................     67,109     (14,177)     58,827
      Accrued expenses......................................      6,740      10,583     (41,698)
      Deferred income taxes.................................     23,469       1,030      15,531
                                                              ---------   ---------   ---------
        Net cash provided by operating activities...........    311,671      30,651      71,390
                                                              ---------   ---------   ---------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchases of property and equipment.......................    (57,618)    (63,056)    (41,261)
  Acquisitions and investments in businesses................   (111,006)    (82,372)    (83,508)
  Maturities of short-term investments......................     16,502          --          --
  Purchases of short-term investments.......................         --     (16,858)         --
  Proceeds from sales of marketable securities..............         --     147,313      16,893
  Other transactions........................................         --       1,163      (3,092)
                                                              ---------   ---------   ---------
        Net cash used in investing activities...............   (152,122)    (13,810)   (110,968)
                                                              ---------   ---------   ---------
CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Increase (decrease) in short-term bank borrowings.........    (74,295)      2,395      22,690
  Proceeds from issuance of common stock....................     20,592      25,333      15,893
  Proceeds from issuance of long-term debt..................         --      28,022      28,780
  Payments of long-term debt................................     (8,035)    (41,005)    (14,281)
  Proceeds from initial public offering of subsidiary.......         --      42,048          --
  Cash dividends paid.......................................    (29,869)    (28,671)    (26,771)
  Payments from purchase of common stock....................    (17,189)    (12,888)     (7,158)
                                                              ---------   ---------   ---------
        Net cash provided by (used for) financing
          activities........................................   (108,796)     15,234      19,153
                                                              ---------   ---------   ---------
Effect of exchange rate changes on cash.....................     (3,553)     (2,495)       (175)
                                                              ---------   ---------   ---------
Deconsolidation of subsidiary...............................    (29,143)         --          --
                                                              ---------   ---------   ---------
Net increase (decrease) in cash.............................     18,057      29,580     (20,600)
CASH, AND CASH EQUIVALENTS, AT BEGINNING OF YEAR............    118,265      88,685     109,285
                                                              ---------   ---------   ---------
CASH, AND CASH EQUIVALENTS, AT END OF YEAR..................  $ 136,322   $ 118,265   $  88,685
                                                              =========   =========   =========

SUPPLEMENTAL CASH FLOW INFORMATION (IN MILLIONS):
  Cash paid during the year for:
    Interest................................................  $    12.6   $    15.0   $    17.4
    Taxes...................................................  $    33.2   $    53.2   $    31.5
                                                              =========   =========   =========

          See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(IN 000'S)

                                                                                                       UNREALIZED
                                                                                         CUMULATIVE     GAIN ON         TOTAL
                                   COMMON    PAID-IN    RETAINED   TREASURY   DEFERRED   TRANSLATION   MARKETABLE   STOCKHOLDERS'
                                   STOCK     CAPITAL    EARNINGS    STOCK      COMP.     ADJUSTMENT    SECURITIES      EQUITY
                                  --------   --------   --------   --------   --------   -----------   ----------   -------------
BALANCE AT DECEMBER 31, 1997 AS
 PREVIOUSLY REPORTED............  $15,132    $207,645   $70,006    $(5,155)   $  (150)    $(14,621)     $     --      $272,857
  Cumulative effect of change in
    accounting..................       --          --   (39,083)        --         --          992            --       (38,091)
                                  --------   --------   --------   -------    -------     --------      --------      --------
BALANCE AT DECEMBER 31, 1997, AS
 RESTATED.......................   15,132     207,645    30,923     (5,155)      (150)     (13,629)           --       234,766
                                  --------   --------   --------   -------    -------     --------      --------      --------
    Comprehensive Income:
      Net income................       --          --    34,267         --         --           --            --        34,267
      Currency translation......       --          --        --         --         --          668            --           668
      Change in unrealized gain
        on marketable
        securities..............       --          --        --         --         --           --         5,102         5,102
                                                                                                                      --------
        Total comprehensive
          income................                                                                                        40,037
    Dividends...................       --          --   (26,771)        --         --           --            --       (26,771)
    Common stock issuances......      347      24,254        --      7,163         --           --            --        31,764
    Common stock purchases......       --          --        --     (7,158)        --           --            --        (7,158)
    Other.......................       --          --        --         --        150           --            --           150
                                  --------   --------   --------   -------    -------     --------      --------      --------
BALANCE AT DECEMBER 31, 1998, AS
 RESTATED.......................   15,479     231,899    38,419     (5,150)        --      (12,961)        5,102       272,788
                                  --------   --------   --------   -------    -------     --------      --------      --------
    Comprehensive Income:
      Net income................       --          --    28,222         --         --           --            --        28,222
      Currency translation......       --          --        --         --         --       (7,825)           --        (7,825)
      Change in unrealized gain
        on marketable
        securities..............       --          --        --         --         --           --        (3,923)       (3,923)
                                                                                                                      --------
        Total comprehensive
          income................                                                                                        16,474
    Dividends...................       --          --   (28,671)        --         --           --            --       (28,671)
    Common stock issuances......      816      58,898        --     17,055         --           --            --        76,769
    Common stock purchases......       --          --        --    (12,888)        --           --            --       (12,888)
    Gain on issuance of
      subsidiary stock..........       --       2,638        --         --         --           --            --         2,638
    Other.......................       --          --        --         --     (1,861)          --            --        (1,861)
                                  --------   --------   --------   -------    -------     --------      --------      --------
BALANCE AT DECEMBER 31, 1999, AS
 RESTATED.......................   16,295     293,435    37,970       (983)    (1,861)     (20,786)        1,179       325,249
                                  --------   --------   --------   -------    -------     --------      --------      --------
    Comprehensive Income:
      Net income................       --          --    61,603         --         --           --            --        61,603
      Currency translation......       --          --        --         --         --         (231)           --          (231)
      Change in unrealized gain
        on marketable
        securities..............       --          --        --         --         --           --        (1,090)       (1,090)
                                                                                                                      --------
        Total comprehensive
          income................                                                                                        60,282
    Dividends...................       --          --   (29,869)        --         --           --            --       (29,869)
    Common stock issuances......      361      42,831        --     18,137         --           --            --        61,329
    Common stock purchases......       --          --        --    (17,189)        --           --            --       (17,189)
    Gain on issuance of
      subsidiary stock..........       --       6,138        --         --         --           --            --         6,138
    Other.......................       --          --        --         --       (957)          --            --          (957)
                                  --------   --------   --------   -------    -------     --------      --------      --------
BALANCE AT DECEMBER 31, 2000....  $16,656    $342,404   $69,704    $   (35)   $(2,818)    $(21,017)     $     89      $404,983
                                  ========   ========   ========   =======    =======     ========      ========      ========

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF OPERATIONS--True North has three major global brands: FCB Worldwide L.L.C., (advertising), BSMG Worldwide, Inc. (public relations), and Marketing Drive Worldwide, Inc. (marketing services). In addition, True North has other brands including Bozell Group L.L.C. (advertising), Temerlin McClain LP (advertising), R/GA Media Group, Inc. (interactive design and development), Tierney & Partners, Inc. (advertising and public relations), TN Media, Inc. (media placement), and New America Strategies Group L.L.C. (multicultural marketing). True North also holds an approximately 44% interest in Modem Media, Inc., an internet services company, and a 35.5% stake in Springer & Jacoby, a German-based advertising agency.

    PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of True North and its wholly owned and majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. True North uses the equity method of accounting to record its investments in 20 percent to 49 percent owned affiliated companies.

    USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    REVENUE RECOGNITION--Revenues are generally derived from commissions and fees for the production of advertising, placement of such advertisements in various media and the performance of services. Commission revenues are generated primarily from media and production expenditures and are recognized when the media placements appear and services related to production costs have been performed. Fee arrangements for advertising services, public relations, sales promotion and other services are recognized when the services are provided in accordance with the terms of the specific contractual arrangements.

    CASH EQUIVALENTS AND INVESTMENTS--Cash equivalents are highly liquid investments, including certificates of deposit, government securities and time deposits, with maturities of three months or less at the time of purchase and are stated at estimated fair value or cost. Short-term investments are similar investments with maturities of more than three months but less than one year from the date of purchase.

    True North has classified all its marketable equity securities as available for sale and they are carried at fair value with unrealized gains and losses reported as a separate component of comprehensive income.

    FOREIGN CURRENCY TRANSLATION--The financial statements of True North's foreign operations, where the local currency is the functional currency, are translated into U.S. dollars at the exchange rates in effect at each year-end for assets and liabilities and at the average exchange rates during the year for the results of operations. The related unrealized gains or losses resulting from translation are reported as a separate component of comprehensive income.

    PROPERTY AND DEPRECIATION--The cost of property and equipment is depreciated generally using the straight-line method over the estimated useful lives of the related assets, which range from 3 to 10 years for furniture and equipment. Leasehold improvements are capitalized and amortized over the shorter of the life of the asset or the lease term.

    INTANGIBLE ASSETS--Intangible assets resulting from acquisitions, principally goodwill, are amortized using the straight-line method over periods not exceeding 20 years. Amortization of intangible assets included in operating expenses amounted to $31.8 million, $29.1 million and $22.9 million for the years ended December 31, 2000, 1999, and 1998, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    IMPAIRMENT OF LONG-LIVED ASSETS--Long-lived assets, consisting primarily of property and equipment and intangible assets arising from business purchase combinations, are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable. When such events or circumstances arise, an estimate of the future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset's carrying value to determine if an impairment exists pursuant to the requirements of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." If the asset(s) is determined to be impaired, the impairment loss is measured based on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of its carrying value or net realizable value.

    INCOME TAXES--Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be recovered or settled.

    Income taxes are generally not provided on undistributed earnings of foreign subsidiaries because these earnings are considered to be permanently invested or will not be repatriated unless any additional federal income taxes would be substantially offset by foreign tax credits.

    FAIR VALUE OF FINANCIAL INSTRUMENTS--The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, short-term bank borrowings, and accrued expenses approximate fair value because of the short maturity of those instruments. True North estimates that as of December 31, 2000, the fair value of its long-term debt is not materially different from its financial statement carrying value. The fair value of long-term debt was estimated using quoted market prices or discounted future cash flows.

    EARNINGS PER SHARE--Basic earnings per share are computed using the weighted average number of common shares outstanding during the year. Diluted earnings per share are also computed using the weighted average number of common shares outstanding during the year but also include the dilutive effect of outstanding option grants under True North's stock option plans.

    DERIVATIVE INSTRUMENTS--In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or a liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 was to be effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, which delayed the effective date of SFAS No. 133 by one year. In June 2000, the FASB issued SFAS No. 138, which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. Management currently believes that the implementation of SFAS No. 138 and 133, effective January 1, 2001, will not have a material impact on True North's results of operations or financial condition.

    True North infrequently enters into foreign exchange forward contracts to manage market risk associated with foreign exchange volatility relating primarily to certain intercompany transactions. The notional value and fair value of all outstanding contracts at the end of each year and the estimated cost to settle these contracts during each year were not significant.

    PRESENTATION--Certain prior-period amounts have been reclassified to conform with the current year presentation.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  RESTATEMENT OF FINANCIAL STATEMENTS

    Prior to 2000, True North had generally used a 40-year life for the amortization of all intangible assets arising from purchase business combinations. This was consistent with True North's view that intangible assets relating to True North's acquisitions had useful lives of at least 40 years.

    Based on discussions with the Securities and Exchange Commission, True North concluded that it would adopt amortization periods not exceeding 20 years for intangible assets arising from prior acquisitions and equity method investments and that the appropriate accounting for intangibles arising from acquisitions subsequent to December 31, 2000 would be determined on a case-by-case basis based upon appraised values and lives. Accordingly, True North's financial statements for all periods prior to December 31, 2000, have been restated from those previously issued to give retroactive effect to this accounting change. The restatement reduced net income by $12.1 million ($0.24 per diluted share) in 2000, reduced net income by $10.6 million ($0.22 per diluted share) in 1999 and increased net income by $7.0 million ($0.15 per diluted share) in 1998.

    A summary of the effects of this change in accounting on the consolidated statements of income for the years ended December 31, 1999 and 1998 is as follows (in thousands, except per share amounts):

                                                                         1999
                                                              ---------------------------
                                                              AS PREVIOUSLY
                                                                REPORTED      AS RESTATED
                                                              -------------   -----------
Commissions and Fees........................................   $1,439,414     $1,439,414
                                                               ----------     ----------

Operating Expenses:
  Salaries and benefits.....................................      871,433        871,433
  Office and general........................................      409,238        421,733
  Restructuring and other charges...........................       76,400         75,354
                                                               ----------     ----------
    Total operating expenses................................    1,357,071      1,368,520
                                                               ----------     ----------

Operating Income............................................       82,343         70,894
                                                               ----------     ----------

Operating Income (Expense):
  Interest income...........................................        7,300          7,300
  Interest expense..........................................      (18,128)       (18,128)
  Gains on sale of marketable securities and other..........       11,172         11,172
                                                               ----------     ----------

    Total other income (expense)............................          344            344
                                                               ----------     ----------

Income Before Taxes, Minority Interest and Equity Income....       82,687         71,238
  Provision for income taxes................................       42,206         41,289
                                                               ----------     ----------

Income Before Minority Interest and Equity Income...........       40,481         29,949
  Minority interest expense.................................       (4,161)        (4,161)
  Equity in earnings of affiliated companies................        2,470          2,434
                                                               ----------     ----------

Net Income..................................................   $   38,790     $   28,222
                                                               ==========     ==========

Per Share Information:
  Basic earnings per share..................................   $     0.82     $     0.60
  Diluted earnings per share................................   $     0.81     $     0.59

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         1998
                                                              ---------------------------
                                                              AS PREVIOUSLY
                                                                REPORTED      AS RESTATED
                                                              -------------   -----------
Commissions and Fees........................................   $1,274,284     $1,274,284
                                                               ----------     ----------

Operating Expenses:
  Salaries and benefits.....................................      806,602        806,602
  Office and general........................................      354,345        364,524
  Restructuring and other charges...........................        3,278          3,278
                                                               ----------     ----------

    Total operating expenses................................    1,164,225      1,174,404
                                                               ----------     ----------

Operating Income............................................      110,059         99,880
                                                               ----------     ----------

Operating Income (Expense):
  Interest income...........................................        6,118          6,118
  Interest expense..........................................      (22,242)       (22,242)
  Loss on involuntary conversion of affiliate investment....      (30,532)       (12,616)
  Gains on sale of marketable securities and other..........       17,532         17,810
                                                               ----------     ----------

    Total other income (expense)............................      (29,124)       (10,930)
                                                               ----------     ----------

Income Before Taxes, Minority Interest and Equity Income....       80,935         88,950
  Provision for income taxes................................       56,788         56,066
                                                               ----------     ----------

Income Before Minority Interest and Equity Income...........       24,147         32,884
  Minority interest expense.................................       (4,044)        (4,044)
  Equity in earnings of affiliated companies................        7,158          5,427
                                                               ----------     ----------

Net Income..................................................   $   27,261     $   34,267
                                                               ==========     ==========

Per Share Information:
  Basic earnings per share..................................   $     0.60     $     0.75
  Diluted earnings per share................................   $     0.57     $     0.72

    A summary of the effects of this change in accounting on the consolidated balance sheet at December 31, 1999 is as follows (in thousands):

                                                                   DECEMBER 31, 1999
                                                              ---------------------------
                                                              AS PREVIOUSLY
                                                                REPORTED      AS RESTATED
                                                              -------------   -----------
Goodwill, net...............................................   $  487,787     $  443,956
Other assets................................................       80,882         83,145
Total assets................................................    2,005,280      1,964,153
Retained earnings...........................................       80,615         37,970
Cumulative translation adjustment...........................      (22,304)       (20,786)
Total stockholders' equity..................................      366,376        325,249

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  ACQUISITIONS

    The cost of businesses acquired by True North in transactions accounted for as purchases aggregated $121.4 million in 2000, including 0.4 million shares of common stock, and $86.5 million in 1999, including 0.5 million shares of common stock. The excess of the purchase price over the fair value of net identifiable assets acquired was approximately $110.1 million and $84.2 million, respectively, and is being amortized over periods not exceeding 20 years. Unaudited pro forma financial information, assuming the 2000 acquisitions had been completed on January 1, 1999, is as follows: revenues of approximately $1,628.7 million and net income of approximately $66.6 million in 2000 and revenues of approximately $1,541.6 million and net income of approximately $33.2 million in 1999.

    In February 1999, True North issued approximately 1.2 million shares of its common stock for all the outstanding capital stock of FRB, a Chicago-based investor relations firm. This acquisition has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements were restated for all periods prior to the acquisition. Included in the 1998 results of FRB are approximately $7.5 million of merger-related costs and other expense adjustments, consisting primarily of employee compensation-related expenses and pension costs.

4.  RESTRUCTURING AND OTHER CHARGES

    In September 2000, Chrysler, True North's largest account, announced that it was undertaking a review of its two advertising agencies to reduce the costs of its global advertising and media. Chrysler represented approximately
$136 million, or approximately 9%, of True North's consolidated revenues. On November 3, 2000, True North was informed that it was not selected as the agency of record. In December 2000, True North terminated its existing contract with Chrysler and entered into a transition agreement effective January 1, 2001.

    As a result of the loss of the Chrysler account, True North recorded a $17.5 million pre-tax charge ($10.0 million after-tax or $0.20 per diluted share) in the fourth quarter of 2000. The charge covers primarily severance, lease termination and other exit costs associated with the decision to close the Detroit office. The severance portion of the charge amounts to $5.8 million and reflects the elimination of approximately 250 positions. The charge also includes $11.4 million associated primarily with the lease termination of the Detroit office, as well as other exit costs. In addition, an impairment loss of $5.5 million was recorded for intangible assets that are no longer recoverable. Offsetting these charges was a $5.2 million payment from Chrysler to compensate True North for severance and other exit costs. At December 31, 2000, 5 people had been terminated and $0.3 million of severance and other exit costs had been paid.

    In September 1999, management of True North committed to a formal plan to restructure its operations and recorded a $75.4 million pre-tax charge
($49.5 million after-tax, or $1.03 per diluted share) in the third quarter of 1999. The charge covered primarily severance, lease termination and other exit costs in connection with the combination and integration of True North's two independent worldwide advertising agency networks. Bozell Worldwide's international operations, along with Bozell Detroit and Bozell Costa Mesa, were merged with FCB Worldwide and now operate under the FCB Worldwide name. The restructuring initiatives also included the sale or closing of certain underperforming business units.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The restructuring program was completed during the third quarter of 2000. A summary of components of the restructuring charge is as follows (in millions):

                                                 SEVERANCE AND        LEASE
                                                  TERMINATION    TERMINATION AND    IMPAIRMENT
                                                   BENEFITS      OTHER EXIT COSTS      LOSS       TOTAL
                                                 -------------   ----------------   ----------   --------
Restructuring reserve, September 30, 1999......      $ 41.4           $24.2           $ 9.8       $ 75.4
    1999 Write-downs...........................          --            (0.9)           (9.8)       (10.7)
    1999 Cash payments.........................        (9.7)           (3.2)             --        (12.9)
                                                     ------           -----           -----       ------
Balance, December 31, 1999.....................        31.7            20.1              --         51.8
    2000 Write-downs...........................          --            (4.3)             --         (4.3)
    2000 Cash payments.........................       (22.5)           (9.5)             --        (32.0)
    Long-term obligations secured..............        (9.6)           (5.3)             --        (14.9)
    Excess reserve (net).......................         0.4            (1.0)             --         (0.6)
                                                     ------           -----           -----       ------
Balance, December 31, 2000.....................      $   --           $  --           $  --       $   --
                                                     ------           -----           -----       ------

    The involuntary severance and termination benefits portion of the charge amounted to $41.4 million and reflected the elimination of approximately 640 positions worldwide, primarily in international locations. The employee groups affected primarily included executive and regional management and administrative personnel. As of September 30, 2000, such positions were eliminated at a cost of $41.8 million, which was $0.4 million higher than the original estimate.

    The charge of $24.2 million associated with lease terminations and other exit costs represented primarily the closure, abandonment and downsizing of office space globally, including approximately 30 international locations. The costs included $13.5 million of remaining lease obligations net of estimated sublease income, as well as $5.9 million of impairment charges pertaining to leasehold improvements and fixed assets that were no longer used in the combined operation. As of September 30, 2000, these facilities were abandoned or downsized at a cost of $23.2 million, which was $1.0 million lower than the original estimate.

    Accordingly, the net excess restructuring reserve of $0.6 million was reversed into income on the restructuring and other charges line in the third quarter of 2000. The remaining severance liabilities of $9.6 million pertain to terminated individuals and will be paid over the next four years in accordance with contractually defined severance agreements. The remaining lease liabilities and other exit costs of $5.3 million pertain to non-cancelable lease commitments in excess of sublease income for exited facilities that will be paid out over the remaining lease periods, which range from one to five years.

    The impairment loss on the sale or closing of certain business units amounts to $9.8 million and resulted from the decision to sell two business units, one in the U.S. and one in the United Kingdom, and to close four other business units and joint ventures, including the R/GA Digital Studios, which specialized in digital production for advertising and film companies. The impairment loss was computed based upon the difference between the estimated sales proceeds (if any) and the carrying value of the related assets and investments and primarily represents the impairment of goodwill associated with such units. These sales or closures were completed by September 30, 2000.

    During the third quarter of 1998, True North reorganized its Poppe Tyson subsidiary prior to its merger with Modem Media into Modem Media. Poppe
Tyson, Inc. The impact of the reorganization was a charge of $4.3 million. These costs included severance, the write-down of computer equipment that was not being used in the ongoing operations to net realizable value, and the costs to buy out minority shareholders.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  SHORT-TERM BANK BORROWINGS AND LONG-TERM DEBT

    Short-term bank borrowings consist principally of amounts borrowed under domestic and international bank overdraft facilities, lines of credit and multicurrency credit arrangements. Average aggregate short-term borrowings were $130.2 million in 2000 and $186.1 million in 1999, and the maximum amounts outstanding at month-end were $179.5 million in 2000 and $332.0 million in 1999. The weighted average interest rates for short-term borrowings were 6.5%, 5.5% and 6.1% in 2000, 1999 and 1998, respectively.

    On May 29, 1998, True North established a revolving credit facility, totaling $250.0 million, with eight banks. This facility has two parts: a $175.0 million five-year revolving-credit agreement and a $75.0 million 364-day revolving-credit facility. True North may borrow under these agreements at a Eurodollar rate plus a spread, a base reference rate, or a competitive bid. In addition, True North is required to pay a facility fee ranging from 0.1% to 0.2%, depending upon True North's financial performance. While True North borrowed under the $175.0 million five-year revolving-credit agreement during 2000, there was no outstanding balance as of December 31, 2000.

    On May 26, 2000, True North extended its 364-day credit agreement for up to $75.0 million of borrowings as part of its $250.0 million revolving credit facility. The terms of the extension include the payment of a commitment fee to the bank of 0.04%. As of December 31, 2000, there was no outstanding balance under the 364-day credit agreement.

    As of December 31, 2000 and 1999, long-term debt consisted of (in millions):

                                                                2000       1999
                                                              --------   --------
Three-year term loan........................................   $25.0      $25.0
Obligations under capitalized leases........................     0.5        2.3
Demand notes payable........................................     2.8        5.0
Three-year Deutsche Mark term loan..........................     8.6       10.4
Other notes and obligations.................................     1.5        2.9
                                                               -----      -----
                                                                38.4       45.6
Less: Current portions......................................   (11.7)      (9.0)
                                                               -----      -----
Total long-term debt........................................   $26.7      $36.6
                                                               =====      =====

    Scheduled maturities of long-term debt are $11.7 million, $25.2 million and $1.5 million in 2001, 2002 and 2003, respectively.

    In May 1999, True North obtained two three-year term loans totaling
$25.0 million, which refinanced similar loans expiring on May 24, 1999. A $15.0 million loan carries a fixed interest rate of 6.52%, and a $10.0 million loan carries a fixed rate of 6.785%.

    The terms of the obligations under capitalized leases provide for payment of principal and interest in annual installments, with the final purchase payments due on various dates through December 2004. The leases were for the acquisition of equipment.

    The demand notes payable were issued during 1999 and 1998 to the former owners of foreign businesses that True North had acquired. These notes, which are payable on demand, have final maturity dates in 2009 and carry interest rates of 5.5% to 6%.

    During 1998 True North entered into a three-year term loan with a bank totaling 21.5 million Deutsche Marks to finance an acquisition. The loan calls for six semi-annual payments through October 2001. The interest rate is fixed at 5.03%.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    In addition to these agreements, True North had available at various banks uncommitted lines of credit aggregating approximately $203.6 million as of December 31, 2000, of which $158.1 million was unused. These other lines of credit are subject to annual renewal and may be withdrawn at the option of the various banks. There are no commitment fees or compensating balance requirements under these arrangements. Interest rates are negotiated at the time of each borrowing.

    The revolving credit facility and certain other debt agreements contain various restrictive covenants and conditions which include, but are not limited to, the following: True North must maintain a minimum net worth of $175.0 million, a debt leverage ratio of no greater than 3.5:1, and a fixed-charge coverage ratio of at least 1.5:1.

    As of December 31, 2000, True North was in compliance with all covenants and conditions related to these agreements.

6.  CONTINGENCIES

    As previously disclosed, on December 2, 1997, Mazda Motor of America, Inc. (Mazda), a former client of True North's subsidiary, Foote, Cone & Belding Advertising, Inc. (FCB), initiated an arbitration against FCB before the American Arbitration Association in Los Angeles, California. Mazda sought indemnity and reimbursement for liabilities it incurred or expected to incur in connection with automobile lease advertising that aired in 1996 and 1997. Mazda's sought to recover from FCB approximately $9.0 million in damages, exclusive of interest, costs and attorneys' fees. FCB denied liability for these claims, and filed a counterclaim in the arbitration seeking approximately
$5.5 million from Mazda in unpaid commissions for planning and placing advertising during the final months of FCB's relationship with Mazda. On
March 14, 2001, Mazda and FCB entered into a settlement agreement resolving all claims and counterclaims asserted in the arbitration; the liability associated with the settlement agreement did not have a material impact on True North's consolidated results of operations or financial position.

    True North is a party to several other lawsuits incidental to its business. It is not possible at the present time to estimate the ultimate liability, if any, of True North with respect to such litigation; however, management believes that any ultimate liability will not be material in relation to True North's consolidated results of operations or financial position.

7.  INVESTMENT IN AFFILIATED COMPANIES

    In September 2000, True North acquired a 35.5% interest in Springer & Jacoby, a German-based advertising group, for total consideration of $25.9 million. The consideration consisted of an initial cash payment of $16.9 million and a put option valued at $9.0 million. Pursuant to the purchase agreement, the two largest shareholders of Springer & Jacoby have the right to sell all of their shares (put option) to True North in January 2003 at a fixed price of 53.0 million Deutsche marks. The additional shares to be purchased in January 2003 pursuant to the put option represent 15.5% of the outstanding shares of Springer & Jacoby. True North has recorded the fair value of this put option as a $10.6 million liability at December 31, 2000. True North has entered into forward exchange contracts to purchase 53.0 million Deutsche Marks in January 2003 at a value of $23.2 million. The fair value of the forward exchange contract was recorded as an asset of $2.3 million at December 31, 2000. Changes in the fair value of the put option liability and the forward exchange contracts are reflected as components of pre-tax earnings.

    Effective February 10, 1999, a majority-owned subsidiary of True North, Modem Media. Poppe Tyson, Inc. (now known as Modem Media, Inc.), completed an initial public offering (IPO) of its common stock. The number of shares issued was 3.0 million, at a price of $16 per share, with net proceeds totaling
$42.0 million. As a result of the IPO, True North owned approximately 48% of Modem Media, down from its previous 70% ownership, but controlled approximately 80% of the related stockholder votes due to the

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

super-majority voting rights on its Class B shares. Modem Media used the proceeds from the IPO for working capital, capital expenditures, and acquisitions. As a result of this transaction, True North recorded a $2.6 million gain, net of $2.0 million of deferred income taxes, as a credit to stockholders' equity.

    In April 2000, True North converted all of its shares of Modem Media
Class B common stock into Class A common stock pursuant to a Stockholders' Agreement with Modem Media. As a result, True North's voting power was reduced from approximately 80% to approximately 46%. Accordingly, effective with the second quarter of 2000, Modem Media is no longer consolidated in True North's financial statements and is accounted for on the equity method.

    In February 2000, Modem Media acquired 100% of the outstanding capital stock of Vivid Holdings, Inc. and its majority-owned subsidiary, Vivid
Publishing, Inc. (Vivid) for approximately $63.6 million. The consideration was comprised of approximately $10.2 million in cash, approximately $14.4 million in Modem Media common stock and approximately $39.0 million in value related to employee stock options that were converted to Modem Media stock options. The acquisition has been accounted for under the purchase method of accounting. The allocation of the excess of purchase price over the fair value of net assets acquired of approximately $63.8 million is being amortized over a five-year period. As a result of this transaction, True North recorded a $6.1 million gain, net of $4.6 million of deferred income taxes, as a credit to stockholders' equity.

    Modem Media concluded that, as of December 31, 2000, the goodwill remaining from the Vivid acquisition, totaling $52.8 million, was fully impaired and could not be recovered from expected future cash flows. As a result, True North recorded its equity share of the charge ($23.2 million) in the fourth quarter of 2000.

    At December 31, 2000, True North's carrying value of its investment in Modem Media was $32.8 million and the market value was $36.8 million. Summarized financial information for Modem Media at December 31, 2000, includes current assets of $81.7 million, noncurrent assets of $79.8 million, current liabilities of $50.3 million, noncurrent liabilities of $6.9 million, stockholders' equity of $104.3 million, total revenues of $134.3 million, pre-tax loss of $72.0 million and net loss of $74.2 million.

    On November 6, 1998, Publicis S.A. announced its intention to convert True North's 26.5% investment in Publicis Communication to approximately 0.8 million of its publicly traded shares. Despite True North's objections, this transaction was approved by the shareholders of Publicis S.A. and Publicis Communication in special shareholders' meetings held in December 1998 and closed shortly thereafter. As a result, True North owned approximately 8.8% of Publicis S.A., which was recorded as an "available-for-sale security" in marketable securities.

    The book value of True North's 26.5% investment in Publicis Communication at the date of conversion was $146.6 million. The fair value of the Publicis S.A. shares (based on a December 14, 1998, closing price of $169.15 per share) was $134.0 million. Accordingly, True North recorded a pre-tax loss of $12.6 million in the fourth quarter of 1998 as a result of the involuntary conversion of its investment in Publicis Communication to shares of Publicis S.A. In addition, True North recorded a deferred tax obligation of approximately $3.2 million upon the exchange. As a result, the after-tax impact of this transaction was a loss of approximately $15.8 million.

    On June 14, 1999, True North sold its entire investment in Publicis S.A. for net cash proceeds of $135.3 million and realized a pre-tax gain of $1.3 million ($0.8 million after taxes or $0.02 per share).

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  STOCK-BASED COMPENSATION PLANS

    True North has established various stock option plans for directors, officers and other key employees. These plans provide for the issuance of options to purchase common shares at fair market value on the date of grant. Options vest generally over three or five years and expire after ten years. As of December 31, 2000, a total of approximately 2.6 million shares had been reserved for future grants under these plans.

    True North accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for stock options awarded under these plans been determined consistent with the election under FASB Statement No. 123, True North's net income and earnings per share would have been reduced to the following pro forma amounts (in millions, except per share amounts):

                                                           2000       1999       1998
                                                         --------   --------   --------
Net income
  As reported..........................................   $61.6      $28.2      $34.3
  Pro forma............................................    55.0       21.6       29.7
                                                          -----      -----      -----
Basic EPS:
  As reported..........................................    1.24       0.60       0.75
  Pro forma............................................    1.11       0.46       0.65
                                                          -----      -----      -----
Diluted EPS:
  As reported..........................................    1.21       0.59       0.72
  Pro forma............................................    1.08       0.45       0.62
                                                          -----      -----      -----

    Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

    A summary of the status of True North's stock option plans as of December 31, 2000, 1999 and 1998, and changes made during the years then ended is presented in the following table and narrative (shares in thousands):

                                                       2000                  1999                  1998
                                                -------------------   -------------------   -------------------
                                                           WEIGHTED              WEIGHTED              WEIGHTED
                                                           AVERAGE               AVERAGE               AVERAGE
                                                           EXERCISE              EXERCISE              EXERCISE
                                                 SHARES     PRICE      SHARES     PRICE      SHARES     PRICE
                                                --------   --------   --------   --------   --------   --------
Outstanding at beginning of year..............   6,173.8    $21.92     6,926.2    $20.47    4,334.9     $15.08
Granted.......................................   1,827.5     37.81     1,781.6     24.62    3,180.0      26.93
Exercised.....................................  (1,035.7)    21.63    (1,743.8)    18.43     (472.9)     14.41
Forfeited.....................................    (454.2)    28.50      (790.2)    23.04     (115.8)     21.65
                                                --------    ------    --------    ------    -------     ------
Outstanding at end of year....................   6,511.4    $25.95     6,173.8    $21.92    6,926.2     $20.47
                                                --------    ------    --------    ------    -------     ------
Exercisable at end of year....................   3,359.6    $20.62     3,238.5    $19.65    2,835.5     $13.77
                                                --------    ------    --------    ------    -------     ------
Weighted average fair value of options
  granted.....................................              $16.81                $ 8.86                $ 9.92
                                                            ------                ------                ------

    Of the 6,511.4 options outstanding as of December 31, 2000: 627 have exercise prices between $3.78 and $5.05, with a weighted average exercise price of $4.45 and a weighted average remaining contract life of 2.72 years, 653 of these options are exercisable; 510.9 options have exercise prices between $10.19 and $19.31, with a weighted average price of $17.85 and a weighted average remaining contract life of

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.04 years, 454 of these options are exercisable; 1,864.2 options have exercise prices between $20.00 and $24.99, with a weighted average price of $23.16 and a weighted average remaining contract life of 7.42 years, 873 of these options are exercisable; 1,803.8 options have exercise prices between $25.31 and $36.38, with a weighted average price of $27.36 and a weighted average remaining contract life of 7.26 years, 1,299.4 of these options are exercisable; 1,478 options have exercise prices between $37.00 and $42.16, with a weighted average price of $37.12 and a weighted average remaining contract life of 9.00 years,
73.6 of these options are exercisable; the remaining 200.5 options have exercise prices between $42.88 and $46.38, with a weighted average exercise price of $44.46 and a weighted average contract life of 9.18 years, 6.7 of these options are exercisable.

    The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for 2000, 1999, and 1998, respectively: risk-free interest rates of 6.38%, 5.39%, and 5.92%; expected dividend yields of 1.59%, 2.46%, and 2.21%; expected life of 10 years; and expected volatility of 30.8%, 29.7%, and 27.1%.

    Effective in 1998, True North initiated a Restricted Stock Program for certain key employees whereby participants of the program can elect or are required to exchange 30% of their executive cash incentive compensation for 115% of such cash compensation payable in restricted stock of True North. One-third of the shares vest upon grant and the remaining shares vest equally over the next two years.

    For the year ended December 31, 2000, 0.2 million shares of restricted stock were issued. The shares issued under this plan were recorded at their market value on date of grant with a corresponding charge to stockholder's equity for the unearned portion. The unearned portion is being amortized as compensation expense on a straight-line basis over the vesting period.

9.  SHAREHOLDERS' RIGHTS PLAN

    True North adopted a Shareholders' Rights Plan in November 1998 to replace its former plan which expired by its terms. The rights plan, which was amended in 1999, is designed to protect shareholders from unfair or coercive takeover practices. Under this plan, one preferred stock purchase right exists for each outstanding share of common stock. The rights, which expire in November 2008, are exercisable only if a person or group (excluding True North) acquires 15% or more of True North's common stock or announces a tender offer which would result in ownership of 15% or more of True North's common stock. Each right entitles the holder to purchase 1/2000 of a share of Series B Junior Participating Preferred Stock ("preferred stock") of True North at a purchase price of $100.00, subject to adjustment under certain conditions. As of December 31, 2000, 45,000 shares of True North's unissued preferred stock were reserved for issuance upon exercise of these rights.

    Subject to certain conditions and limitations, in the event that True North is acquired by a person or group, these rights (which have not otherwise been exercised to acquire True North's preferred stock) entitle the holder to acquire the common stock of the surviving entity at approximately 50% of fair market value. The Shareholders' Rights Plan has been amended so that the execution and delivery of (i) the Agreement and Plan of Merger among The Interpublic Group of Companies, Inc., Veritas Acquisition Corp. and True North dated as of March 18, 2001 (Merger Agreement), (ii) the proposed merger and (iii) any other transactions contemplated by the Merger Agreement will not cause the rights to become exercisable under the plan. In the merger, each right along with the share of common stock with which it is associated will be converted into common stock of The Interpublic Group of Companies, Inc. and, when so converted, shall no longer be outstanding and shall be automatically cancelled and retired.

    The Board of Directors has the flexibility to (i) redeem outstanding rights at a rate of $.01 per right and (ii) adjust the thresholds at which these rights become exercisable. However, True North has agreed not to redeem the rights or amend or grant any waiver or release or approve any transaction under the

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

rights plan, except as otherwise contemplated by the Merger Agreement with respect to the proposed merger.

10. SEGMENT REPORTING

    True North's businesses provide advertising and related communications services to clients throughout the world on a collaborative basis. Typically, True North's multiple agency networks service a particular client's needs, and a significant percentage of costs incurred by the agencies are attributable to other business units, particularly media placement. Financial resources are allocated based upon need rather than financial performance of a particular agency brand, and the businesses share similar economic characteristics, clients, services and methods of delivering those services. As a result, True North operates in one business segment. Information about True North's operations in different geographic areas for 2000, 1999 and 1998 is as follows (in millions):

                                                   2000       1999       1998
                                                 --------   --------   --------
Revenues:
  U.S..........................................  $1,170.3   $1,064.0   $  931.6
  International................................     386.5      375.4      342.7
                                                 --------   --------   --------
                                                 $1,556.8   $1,439.4   $1,274.3
                                                 --------   --------   --------
Long-Lived Assets:
  U.S..........................................  $  401.9   $  366.2   $  261.3
  International................................     315.3      267.4      270.1
                                                 --------   --------   --------
                                                 $  717.2   $  633.6   $  531.4
                                                 --------   --------   --------

11. RETIREMENT AND OTHER EMPLOYEE BENEFIT PLANS

    True North and participating U.S. subsidiaries have a 401(k) and profit sharing plan covering certain eligible employees. The plan allows participants to make pre-tax contributions and True North matches up to 4% of the employee's covered compensation, subject to the limits deductible under the Internal Revenue Code. The profit sharing portion of the plan is discretionary and noncontributory. The combined 401(k) and profit sharing plan expenses were $18.9 million in 2000, $15.4 million in 1999, and $15.6 million in 1998.

    True North has entered into agreements whereby certain employee directors and other employees are or will be eligible for part-time employment, consulting and/or deferred compensation upon retirement from full-time employment. The provisions for these agreements, which are charged to income over the employment period of these individuals, were $5.9 million in 2000, $13.3 million in 1999, and $12.9 million in 1998.

    True North provides limited post-retirement medical and life insurance benefits to employees who retire after age 55 with at least ten years of service. Prior to January 1, 1993, True North accounted for such benefits on the cash basis. In 1993, the company adopted the provisions of SFAS No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions," on a prospective basis. Under this method, True North is amortizing the actuarial present value of the accumulated post-retirement benefit obligation as of January 1, 1993, over a twenty-year period. In addition, True North provides for current-year service costs, interest costs and actuarially determined plan gains and losses.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The components of expense for these post-retirement benefits for 2000, 1999, and 1998 are as follows (in millions):

                                                                2000       1999       1998
                                                              --------   --------   --------
Service cost-benefits earned during the year................    $0.4       $0.6       $0.6
Interest cost on accumulated post-retirement benefit
  obligation................................................     0.6        0.6        0.6
Net amortization and deferral...............................     0.1        0.2        0.3
                                                                ----       ----       ----
                                                                $1.1       $1.4       $1.5
                                                                ====       ====       ====

    The following table sets forth the funded status and amounts recognized for True North's post-retirement benefit plans in its consolidated balance sheet as of December 31, 2000 and 1999 (in millions):

                                                                2000       1999
                                                              --------   --------
Accumulated post-retirement benefit obligation
  Retirees..................................................    $3.5       $3.0
  Fully eligible active participants........................     1.4        1.0
  Other active plan participants............................     3.0        3.0
                                                                ----       ----
Total accumulated post-retirement benefit obligation........     7.9        7.0
Plan assets at fair value...................................      --         --
                                                                ----       ----
Accumulated post-retirement benefit obligation in excess of
 plan assets................................................     7.9        7.0
Unrecognized net transition obligation......................    (1.8)      (2.0)
Unrecognized prior service costs............................      --         --
Unrecognized net gain.......................................     0.8        1.2
                                                                ----       ----
Accrued post-retirement benefit cost........................    $6.9       $6.2
                                                                ====       ====

    Discount rates of 7.8%, 6.8%, and 7.3% were used in 2000, 1999 and 1998, respectively. The rates of increase in covered medical benefits used to determine accumulated post-retirement benefits were 7.5% in 2000, 8.0% in 1999, and 8.5% in 1998. This rate is assumed to decrease by 0.5% per annum to 6% in 2003 and remain constant thereafter. The medical benefits cost trend rate assumption does not have a significant effect on the amounts reported. For example, a 1% change in the medical benefits cost trend rate would change the accumulated post-retirement benefit obligation as of December 31, 2000, by $0.1 million and the 2000 cost would change an immaterial amount.

    True North has deferred compensation plans which permit certain of its key officers and employees to defer a portion of their salary and incentive compensation and receive corresponding True North matching and discretionary profit sharing contributions. True North has purchased whole life insurance policies on participants' lives to assist in the funding of the deferred compensation liability. As of December 31, 2000, the cash surrender value of these policies was $23.0 million. True North's obligation under the plans, including accumulated interest, was $30.0 million as of December 31, 2000, and is included in Other Noncurrent Liabilities in the Consolidated Balance Sheets.

12. LEASE OBLIGATIONS

    True North leases substantially all of its office facilities under operating leases. Net rental expense on these leases was $87.7 million in 2000, $84.3 million in 1999 and $80.0 million in 1998, after deducting sublease income of $20.1 million, $16.3 million, and $19.0 million, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    As of December 31, 2000, the future minimum rental obligations for these leases (net of sublease income of approximately $90.4 million) is as follows (in millions):

YEAR                                                           AMOUNT
----                                                          --------
2001........................................................   $ 83.9
2002........................................................     82.2
2003........................................................     76.3
2004........................................................     72.8
2005........................................................     54.0
Thereafter..................................................    326.1

13. INCOME TAXES

    The components of income before income taxes are as follows (in millions):

                                                          2000       1999       1998
                                                        --------   --------   --------
Domestic..............................................   $133.6     $75.8      $65.4
Foreign...............................................     34.9      (4.6)      23.6
                                                         ------     -----      -----
  Total...............................................   $168.5     $71.2      $89.0
                                                         ======     =====      =====

    The components of the provision for income taxes consist of the following (in millions):

                                                           2000       1999       1998
                                                         --------   --------   --------
Domestic--current......................................   $40.4      $25.9      $17.5
        --deferred.....................................    11.3        5.2       15.6
Foreign................................................    12.5        1.1       11.9
State..................................................    11.6        9.1       11.1
                                                          -----      -----      -----
  Total................................................   $75.8      $41.3      $56.1
                                                          =====      =====      =====

    Deferred and prepaid tax expense results from temporary differences in the recognition of revenue and expense for tax and financial reporting purposes.

    Deferred tax benefits (liabilities) as of December 31, 2000 and 1999, are as follows (in millions):

                                                                2000       1999
                                                              --------   --------
Restructuring and other charges.............................   $12.7      $32.8
Deferred compensation.......................................    21.6       17.6
Lease reserves..............................................     4.9        7.6
Accrued revenues............................................      --       (5.4)
Depreciation and amortization...............................    (6.5)      (7.1)
Safe harbor leases..........................................    (3.0)      (3.3)
Reserve for doubtful accounts...............................     4.1        1.4
Foreign net operating losses, net of valuation allowance....     2.6        3.0
Other, net..................................................     0.3        0.9
                                                               -----      -----
Total.......................................................   $36.7      $47.5
                                                               =====      =====

    Net current deferred taxes as of December 31, 2000 and 1999, were $13.6 million and $3.0 million, respectively. Net noncurrent deferred taxes were $23.1 and $44.5 million, respectively. At December 31,

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2000, True North had $21.0 million of foreign net operating losses, of which $8.1 million expire in varying amounts between 2001 and 2010 and $12.9 million which may be carried forward indefinitely. Valuation allowances of $2.4 million and $1.0 million were established for certain of these foreign net operating losses at December 31, 2000 and 1999, respectively.

    The reconciliation of the U.S. statutory rate to the effective income tax rate is as follows:

                                                               2000       1999       1998
                                                             --------   --------   --------
At statutory rate..........................................    35.0%      35.0%      35.0%
State taxes, net of federal tax benefit....................     4.5        8.4        7.4
Higher (lower) aggregate effective tax rate on foreign
  operations...............................................     0.2        3.8        2.6
Tax effect of nondeductible amortization...................     4.9       11.2        7.0
Involuntary conversion of Publicis equity investment.......      --         --        4.8
Impact of change in valuation allowance....................     0.8        0.1       (1.0)
Intangible write-offs......................................     0.4        1.9         --
S Corporation losses not tax-benefited.....................      --         --        5.7
Other......................................................    (0.8)      (2.4)       1.5
                                                               ----       ----       ----
                                                               45.0%      58.0%      63.0%
                                                               ====       ====       ====

    Federal income taxes have not been provided on undistributed earnings of foreign subsidiaries that had aggregated approximately $81.4 million as of December 31, 2000, because such earnings are permanently invested or will not be repatriated unless any additional income taxes would be substantially offset by foreign tax credits.

14. RESERVE FOR BAD DEBTS

    An analysis of True North's reserve for bad debts is as follows (in millions):

                                                                        IMPACT OF
                                                                         CURRENCY
                           BALANCE AT    PROVISION FOR   WRITE-OFFS,   TRANSLATION     BALANCE
                          BEGINNING OF     DOUBTFUL        NET OF      ACQUISITIONS   AT END OF
YEAR-ENDED DECEMBER 31,       YEAR         ACCOUNTS      RECOVERIES     AND OTHER       YEAR
-----------------------   ------------   -------------   -----------   ------------   ---------
2000....................      $15.3          $19.7         $(11.9)        $(2.3)        $20.8
                              -----          -----         ------         -----         -----
1999....................       12.7            7.5           (5.3)          0.4          15.3
                              -----          -----         ------         -----         -----
1998....................       11.5            3.7           (3.6)          1.1          12.7
                              -----          -----         ------         -----         -----

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

    As described in Note 2 of Notes to Consolidated Financial Statements, True North's financial statements for all periods prior to December 31, 2000, have been restated from those previously reported to reflect the adoption of intangible asset amortization periods not exceeding 20 years from 40 years previously used.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Quarterly operating results for 2000 and 1999 are summarized below (in millions, except per share amounts):

                                        1ST                     2ND                     3RD              4TH
                                      QUARTER                 QUARTER                 QUARTER          QUARTER
                               ---------------------   ---------------------   ---------------------   --------
                                   AS                      AS                      AS
                               PREVIOUSLY      AS      PREVIOUSLY      AS      PREVIOUSLY      AS
2000                            REPORTED    RESTATED    REPORTED    RESTATED    REPORTED    RESTATED
----                           ----------   --------   ----------   --------   ----------   --------
Revenues.....................    $359.6      $359.6      $375.1      $375.1      $381.2      $381.2     $ 441.0
                                 ------      ------      ------      ------      ------      ------     ------
Pre-tax income...............      14.2        10.6        52.9        49.4        45.2        41.3        67.2
                                 ------      ------      ------      ------      ------      ------     ------
Net income...................      10.2         7.0        27.1        23.9        24.2        20.8         9.9
                                 ------      ------      ------      ------      ------      ------     ------
Net income per share:
  Basic......................      0.21        0.14        0.55        0.48        0.48        0.42        0.20
  Diluted....................      0.20        0.14        0.54        0.47        0.47        0.41        0.19
                                 ------      ------      ------      ------      ------      ------     ------

                                        1ST                     2ND                     3RD                     4TH
                                      QUARTER                 QUARTER                 QUARTER                 QUARTER
                               ---------------------   ---------------------   ---------------------   ---------------------
                                   AS                      AS                      AS                      AS
                               PREVIOUSLY      AS      PREVIOUSLY      AS      PREVIOUSLY      AS      PREVIOUSLY      AS
1999                            REPORTED    RESTATED    REPORTED    RESTATED    REPORTED    RESTATED    REPORTED    RESTATED
----                           ----------   --------   ----------   --------   ----------   --------   ----------   --------
Revenues.....................    $303.4      $303.4      $355.7      $355.7      $356.7      $356.7      $423.6      $423.6
                                 ------      ------      ------      ------      ------      ------      ------      ------
Pre-tax income (loss)........      12.4         9.4        37.7        34.4       (42.1)      (44.6)       74.7        72.0
                                 ------      ------      ------      ------      ------      ------      ------      ------
Net income (loss)............       7.2         4.5        21.0        18.1       (31.6)      (34.1)       42.2        39.7
                                 ------      ------      ------      ------      ------      ------      ------      ------
Net income (loss) per share:
  Basic......................      0.16        0.10        0.45        0.38       (0.66)      (0.71)       0.87        0.82
  Diluted....................      0.15        0.10        0.43        0.37       (0.66)      (0.71)       0.85        0.80
                                 ======      ======      ======      ======      ======      ======      ======      ======

------------------------

Note: The full-year net income (loss) per share may not equal the sum of the quarterly amounts.

    The following table shows the high and low sale price of True North's common stock and dividends paid each quarter since January 1, 1999:

                                                                                         PRICE RANGE
                                                                                     -------------------   DIVIDENDS
                                                                                       HIGH       LOW      DECLARED
                                                                                     --------   --------   ---------
2000
1st                    quarter.....................................................    $47 3/8    $34 7/8    $0.15
2nd                    quarter.....................................................     46 13/16    34 7/8    0.15
3rd                    quarter.....................................................     52 7/8     35 1/4     0.15
4th                    quarter.....................................................     44 1/16    32 9/16    0.15

1999
1st                    quarter.....................................................    $34 1/8    $22 1/2    $0.15
2nd                    quarter.....................................................     30         23 1/16    0.15
3rd                    quarter.....................................................     36 7/8     28 1/8     0.15
4th                    quarter.....................................................     47         35 3/16    0.15

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. SUBSEQUENT EVENT

    On March 19, 2001, True North and The Interpublic Group of Companies, Inc. (Interpublic) announced that they had reached a definitive agreement whereby it is contemplated that a subsidiary of Interpublic will merge with and into True North in a pooling of interests transaction that will result in True North becoming a wholly-owned subsidiary of Interpublic. Under the terms of the agreement, Interpublic will exchange 1.14 shares of its common stock for each outstanding share of True North common stock. The transaction is subject to, among other conditions, the approval of True North shareholders and regulatory approvals in various jurisdictions. True North anticipates the completion of the transaction in the summer of 2001.

MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS

    The financial statements and related financial information included in this financial report are the responsibility of management. They have been reported in conformity with generally accepted accounting principles. In preparing these financial statements, management has necessarily included some amounts which are based on its best estimates and judgments. True North maintains systems of internal accounting and financial controls designed to provide reasonable assurance that its assets are safeguarded against loss from unauthorized use or disposition and that transactions are executed and recorded in accordance with established procedures. These systems of internal controls are reviewed, modified and improved as changes occur in business conditions and operations.

    Arthur Andersen LLP, our independent public accountants, are engaged to audit and to report on our consolidated financial statements. In performing their audit in accordance with generally accepted auditing standards, they evaluate our systems of internal accounting controls, review selected transactions, and carry out other auditing procedures to the extent they consider necessary in expressing their informed professional opinion on our financial statements.

    The Audit Committee, composed of nonemployee members of the Board of Directors, meets periodically with management, the independent public accountants, and the internal auditors. This Committee reviews audit plans and assesses the adequacy of internal controls and financial reporting. Both the independent public accountants and the internal auditors have direct access to the Audit Committee.

/s/ David A. Bell

David A. Bell, Chief Executive Officer

/s/ Kevin J. Smith

Kevin J. Smith, Chief Financial Officer

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of True North Communications Inc.:

    We have audited the accompanying consolidated balance sheets of True North Communications Inc. (a Delaware corporation) and Subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Publicis Communication for the year ended December 31, 1998. The Company's equity in its net earnings was $3.7 million for the year ended December 31, 1998. The financial statements of Publicis Communication were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for Publicis Communication, is based solely upon the report of the other auditors.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes, examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

    In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of True North Communications Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

    As explained in Note 2 to the consolidated financial statements, the Company has given retroactive effect to the change in accounting for amortization of intangible assets.

/s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP
Chicago, Illinois,
March 20, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following sets forth information regarding each Director of True North, including age as of March 15, 2001, principal occupation and employment during the past five years, directorships in other publicly-held companies and period of service as a Director of True North. All Directors are elected annually to serve until the next annual meeting or until their respective successors are elected.

DAVID A. BELL                               Mr. Bell was named Chairman and Chief Executive Officer
Director since December 1997                of True North in April 1999. From 1994 through March
Age 57                                      1999, Mr. Bell served as President and Chief Executive
                                            Officer of Bozell Group, LLC (formerly Bozell Worldwide,
                                            Inc.), a subsidiary of True North.

JOSEPH A. CALIFANO, JR.                     Mr. Califano has served as Chairman of the Board and
Director since May 1999                     President of The National Center on Addiction and
Age 69                                      Substance Abuse at Columbia University since 1992.
                                            Mr. Califano is a member of the Institute of Medicine of
                                            the National Academy of Sciences. Mr. Califano served as
                                            Secretary of the United States Department of Health,
                                            Education and Welfare from 1977 to 1979. He was Special
                                            Assistant for Domestic Affairs to the President of the
                                            United States from 1965 to 1969. Mr. Califano is a
                                            director of Automatic Data Processing, Inc., HealthPlan
                                            Services, Inc., Kmart Corporation and The Warnaco Group,
                                            Inc.

DONALD M. ELLIMAN, JR.                      Mr. Elliman has served as President and Chief Executive
Director since December 1997                Officer of Kroenke Sports Enterprises, a sports and
Age 56                                      arena management firm, since January 2000. From 1995 to
                                            1999, Mr. Elliman served as a director and an Executive
                                            Vice President of Time Inc. Mr. Elliman was the
                                            President of Sports Illustrated from September 1992
                                            through January 1998 and held various senior sales and
                                            marketing and publishing positions with Time Inc. since
                                            1967. Mr. Elliman is a director of Modem Media, Inc.

H. JOHN GREENIAUS                           Mr. Greeniaus has served as President of G-Force LLC, a
Director since May 1999                     consulting firm, since January 1998. From 1992 through
Age 56                                      his retirement in December 1997, Mr. Greeniaus served as
                                            Chairman and Chief Executive Officer of Nabisco, Inc. He
                                            also held other senior executive positions with Nabisco,
                                            Inc. prior to 1992. Mr. Greeniaus is a director of
                                            Primedia Inc., Pennzoil--Quaker State Company and CCL
                                            Industries, Inc.

MANNIE L. JACKSON                           Mr. Jackson has served as the chairman of Harlem
Director since October 2000                 Globetrotters International, Inc., a division of MJA,
Age 61                                      Inc., since 1993. He retired in 1995 as Senior Vice
                                            President Corporate Marketing and Corporate
                                            Administration of Honeywell Inc. after a 27-year career.
                                            Mr. Jackson is a director of Ashland Inc., The Stanley
                                            Works and Reebok International Ltd.

LEO-ARTHUR KELMENSON                        Mr. Kelmenson has served as Chairman of FCB Worldwide, a
Director since December 1997                subsidiary of True North, since September 1999.
Age 74                                      Mr. Kelmenson served as Chairman of Bozell Group,
                                            L.L.C. from 1997 to 1999 and Chief Executive Officer of
                                            Bozell Group, L.L.C. from March 1999 to September 1999.
                                            Prior to 1997, Mr. Kelmenson served as Chairman of
                                            Bozell, Jacobs, Kenyon & Eckhardt, Inc. Mr. Kelmenson is
                                            a director of Tower Air, Inc.

WENDA HARRIS MILLARD                        Ms. Harris Millard has served as President, Ziff-Davis
Director since May 2000                     Internet since December 2000. From October 1997 through
Age 46                                      December 2000, Ms. Harris Millard served as Executive
                                            Vice President, Marketing and Sales, of DoubleClick,
                                            Inc., an internet advertising firm. From July 1996 to
                                            October 1997, Ms. Harris Millard served as Executive
                                            Vice President of Marketing and Programming of
                                            DoubleClick, Inc., and from August 1994 to July 1996,
                                            she served as President and Group Publisher of SRDS, a
                                            marketing and media information company.

MICHAEL E. MURPHY                           Mr. Murphy is currently retired and formerly served as a
Director since May 1997                     director and held various senior executive positions
Age 64                                      with Sara Lee Corporation from 1979 through October
                                            1997. Mr. Murphy is a director of GATX Corporation,
                                            Payless ShoeSource, Inc., Coach, Inc., Bassett Furniture
                                            Industries, Inc. and American General Corporation.

J. BRENDAN RYAN                             Mr. Ryan has served as Chief Executive Officer of FCB
Director since August 1994                  Worldwide since March 1996. Prior thereto Mr. Ryan held
Age 58                                      other senior executive positions with FCB Worldwide.

DONALD L. SEELEY                            Mr. Seeley retired from full-time employment with True
Director since May 1999                     North in 2000, but remains a part-time employee.
Age 57                                      Mr. Seeley has served as an adjunct member of the
                                            Finance Department at the University of Arizona since
                                            2000. Mr. Seeley was the Vice Chairman of True North
                                            from May 1999 to March 2000. From June 1997 to March
                                            2000, Mr. Seeley was Executive Vice President, Chief
                                            Financial Officer of True North. From 1993 through June
                                            1997, Mr. Seeley was Chief Executive Officer of The
                                            Alexander Consulting Group. Mr. Seeley is a director of
                                            Modem Media, Inc. and Interlogix, Inc.

MARILYN R. SEYMANN                          Dr. Seymann has served as President and Chief Executive
Director since January 1999                 Officer of M One, Inc., a management and information
Age 58                                      systems consulting firm, since 1991. Dr. Seymann is a
                                            director of Beverly Enterprises, NorthWestern
                                            Corporation and Community First Bankshares, Inc.

STEPHEN T. VEHSLAGE                         Mr. Vehslage is a consultant and was a Senior Vice
Director since 1974                         President of Corning Franklin Health Inc. from 1995 to
Age 61                                      1996. Prior thereto he held various senior executive
                                            positions with IBM Corporation.

There are no family relationships between any of the foregoing persons.

Information with respect to executive officers of True North who are not also Directors is included below.

KENNETH ASHLEY                              Mr. Ashley has served as Vice President, Treasurer of
Age 58                                      True North since October 1997 and Chief Credit Officer
                                            since December 1999. Prior thereto he was Chief
                                            Investment Officer and Treasurer of Thorndale Farm
                                            L.L.C. (a private investment company) from 1996 to 1997,
                                            and Secretary and Treasurer of CCH Incorporated from
                                            1993 to 1996.

GENE BARTLEY                                Mr. Bartley has served as Chairman of Bozell Group LLC,
Age 55                                      a subsidiary of True North, since September 1999 and
                                            Chief Executive Officer since December 1999. Prior
                                            thereto he was Vice Chairman of Bozell Worldwide North
                                            America from April 1999 to September 1999, served as
                                            president, Bozell Worldwide North America from January
                                            1998 to April 1999, and served as President of Bozell
                                            Worldwide New York Operations from July 1994 to January
                                            1998.

SUZANNE S. BETTMAN                          Ms. Bettman has served as Executive Vice President,
Age 36                                      General Counsel of True North since December 1999. From
                                            October 1997 to December 1999 she was Vice President,
                                            Assistant General Counsel. From 1995 to 1997 she was a
                                            partner at Kirkland & Ellis (a law firm) where she had
                                            been an associate since 1989.

MICHAEL BOSMAN                              Mr. Bosman has served as President and Chief Operating
Age 40                                      Officer of FCB North America since August 2000. Prior
                                            thereto he was Chairman and Chief Executive Officer of
                                            FCB South Africa from July 1997 to July 2000 and served
                                            as Chairman and Chief Executive Officer of Bosman
                                            Johnson Advertising from June 1995 to July 1997.

HARRIS DIAMOND                              Mr. Diamond has served as Chairman, True North
Age 48                                      Diversified Companies LLC since August 1, 1999, and
                                            President and Chief Executive Officer, BSMG Worldwide,
                                            Inc. since 1995 (subsidiaries of True North).
                                            Mr. Diamond is a director of Caremark RX, Inc.

EDWARD HARRIGAN                             Mr. Harrigan has served as Chief Financial Officer, FCB
Age 57                                      Worldwide LLC (a subsidiary of True North) since July,
                                            1998. Prior thereto he was a Regional Operating Officer
                                            of Baker & McKenzie (a law firm) from May 1997 to July
                                            1998 and was Chief Financial Officer, North America, for
                                            Ogilvy & Mather (an advertising agency) from 1986 to May
                                            1997.

DENNIS MCCLAIN                              Mr. McClain has served as the Chief Executive Officer of
Age 52                                      Temerlin McClain LP since 1985.

TERRY D. PEIGH                              Mr. Peigh has served as Executive Vice President,
Age 47                                      Director of Corporate Operations since 1998. Prior
                                            thereto he was a Senior Vice President and a Worldwide
                                            Account Director of FCB Worldwide LLC (a subsidiary of
                                            True North). Mr. Peigh is a director of Modem Media,
                                            Inc.

DALE F. PERONA                              Mr. Perona has served as Senior Vice President and
Age 55                                      Secretary of True North since May 1994. Prior thereto
                                            Mr. Perona held other senior executive positions with
                                            True North.

RAMESH RAJAN                                Mr. Rajan has served as Executive Vice President,
Age 45                                      Operations and Business Development, since March 2000
                                            and has been Executive Vice President of True North
                                            since September 1999. Prior thereto he was Executive
                                            Vice President and Chief Financial Officer of Bozell
                                            Group LLC, a subsidiary of the Company, from April 1996
                                            to December 1999, and served as Senior Vice President
                                            and Chief Financial Officer, International Operations,
                                            of Bozell Group LLC from February 1990 to March 1996.

KEVIN J. SMITH                              Mr. Smith has served as Executive Vice President, Chief
Age 46                                      Financial Officer of True North since March 2000. From
                                            July 1998 to March 2000 he was Senior Vice President,
                                            Chief Accounting Officer of True North. From 1997 to
                                            January 1998, he was Executive Vice President, Chief
                                            Financial Officer and from January 1998 to July 1998
                                            Chief Executive Officer of Midcom Communications Inc. (a
                                            telecommunications company) and was Chief Executive
                                            Officer of Alexsis, Inc. (an insurance services company)
                                            from 1992 to 1996.

RICHARD P. SNEEDER, JR.                     Mr. Sneeder has served as Vice President, Controller of
Age 51                                      True North since January 1999. From 1994 to 1997 he was
                                            Vice President and Controller, and from 1985 to 1994 he
                                            was Assistant Controller, of Alexander & Alexander
                                            Services Inc. (an international risk management,
                                            insurance brokerage and human resources management
                                            consulting company).

VALENTINE J. ZAMMIT                         Mr. Zammit has served as President and Chief Executive
Age 53                                      Officer, True North Diversified Companies LLC (a
                                            subsidiary of True North) since April 1999. From January
                                            1998 to April 1999, he was Executive Vice President and
                                            Chief Operating Officer of the Diversified Companies
                                            division of True North. Prior thereto he held other
                                            senior executive positions with Bozell Group LLC,
                                            including Vice Chairman and Chief Financial Officer.

There are no family relationships between any of True North's directors or executive officers.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder require that directors, officers and beneficial owners of more than 10% of the common stock file certain reports regarding their beneficial ownership of common stock with the Securities and Exchange Commission. All such required reports were timely filed during and for 2000, except that Mr. Diamond's sale of shares in May 2000 and Mr. McClain's exercise of options in February 2000 were reported on Form 5 in February 2001.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The Summary Compensation Table below shows the compensation for True North's past three fiscal years for its Chief Executive Officer and its four other most highly compensation executive officers (the "Named Executives").

                           SUMMARY COMPENSATION TABLE

                                                ANNUAL COMPENSATION                         LONG TERM COMPENSATION
                                 -------------------------------------------------   ------------------------------------
                                                                                                    AWARDS      PAYOUTS
                                                                                                  ----------   ----------
                                                                          OTHER                   SECURITIES
                                                                         ANNUAL      RESTRICTED   UNDERLYING
                                                                         COMPEN-       STOCK       OPTIONS/
                                                            BONUS        SATION        AWARDS        SARS         LTIP
NAME & PRINCIPAL POSITION          YEAR     SALARY($)      ($)(2)        ($)(3)        ($)(4)       (#)(5)     PAYOUTS($)
-------------------------        --------   ----------   -----------   -----------   ----------   ----------   ----------
David A. Bell .................    2000     $  900,000    $813,912       $78,407      $229,693      70,000            --
  Chairman & Chief Executive       1999     $  788,258    $652,000       $23,407      $184,000      40,200            --
  Officer of True North            1998     $  830,575    $599,807       $16,302      $192,943     100,000            --

J. Brendan Ryan ...............    2000     $  900,000    $842,445       $11,938      $237,745      57,000            --
  Chief Executive Officer          1999     $  788,258    $346,375       $18,321      $ 97,750      50,200            --
  of FCB Worldwide                 1998     $  755,600    $177,779       $ 8,279      $102,221     130,000            --

Harris Diamond(1) .............    2000     $  724,500    $610,228       $11,833      $692,337      40,000            --
  Chairman & Chief Executive       1999     $  724,250    $579,290            --      $293,940          --            --
  Officer of BSMG Worldwide,       1998     $  724,250    $858,978            --      $603,037          --            --
  Inc.

Leo-Arthur Kelmenson ..........    2000     $1,024,800    $201,077       $63,308      $ 85,118      50,000            --
  Chairman of FCB                  1999     $  969,300    $704,055       $70,575      $195,500      68,100            --
  Worldwide                        1998     $1,024,800    $762,029       $92,756      $238,175     100,000            --

Dennis McClain ................    2000     $  809,389    $407,500       $30,786      $115,000       8,000            --
  Chief Executive Officer          1999     $  796,145    $567,900       $14,603      $115,000          --            --
  of Temerlin McClain LP           1998     $  783,306    $600,000       $10,100            --          --            --


                                  ALL OTHER
                                   COMPEN-
                                   SATION
NAME & PRINCIPAL POSITION          ($)(6)
-------------------------        -----------
David A. Bell .................  $1,017,142
  Chairman & Chief Executive     $   11,599
  Officer of True North          $    8,143
J. Brendan Ryan ...............  $  331,576
  Chief Executive Officer        $  353,732
  of FCB Worldwide               $  364,413
Harris Diamond(1) .............  $   75,237
  Chairman & Chief Executive     $   21,035
  Officer of BSMG Worldwide,     $    9,013
  Inc.
Leo-Arthur Kelmenson ..........  $  866,408
  Chairman of FCB                $   35,222
  Worldwide                      $   36,588
Dennis McClain ................  $   69,369
  Chief Executive Officer        $   22,519
  of Temerlin McClain LP         $   15,503

------------------------------

(1) Mr. Diamond is one of the original selling shareholders of the business unit that is now operated under the name BSMG Worldwide, Inc. His Employment Agreement with BSMG Worldwide was originally entered into in March 1993 in connection with the sale of this business unit to what is now a True North subsidiary. That Employment Agreement provides for annual incentive compensation based on a percentage of BSMG Worldwide operating profit above a threshold level. While the entire amount of that annual incentive compensation has been treated as a bonus (subject to the restricted stock trade-off described in footnotes (2) and (4) below), True North believes that the circumstances surrounding the acquisition of this business unit and the negotiation of Mr. Diamond's Employment Agreement were such that approximately 50% of this annual incentive compensation effectively represents a deferred payment of purchase price. For consistency of presentation, the total of the amounts included in the bonus and restricted stock columns for Mr. Diamond represent 50% of the total annual incentive compensation amounts for these years plus the 15% restricted stock premium that would have applied to this 50% figure. The restricted stock column includes the entire amount actually provided in the form of unvested restricted stock, while the bonus column includes the entire amount actually provided in the form of immediately vested restricted stock and the remaining amount paid in cash to get to the adjusted level described in this footnote (1). The restricted stock column for Mr. Diamond also includes a separate grant, as described in footnote (4) below. The bonus columns for 1999 and 1998 are adjusted from the amounts shown in True North's 2000 Proxy Statement to reflect the inclusion of one-half of the 15% premium in the total and to reflect additional contractual bonuses for the first three months of 1999.

(2) Pursuant to the executive bonus program, each of the Named Executives received a portion of his 2000 bonus in the form of restricted stock (as explained in footnote (4) below), one-third of which is vested immediately, and the remainder of which vests over the next two years. The value of the one-third portion that is vested is included in this bonus column. The value of the remaining restricted stock portion is reflected in the Restricted Stock Awards column.

(3) Amounts shown in this column include various fringe benefits, including automobile benefits and allowances, club dues and service awards. The amounts shown in this column also include $66,521 paid to Mr. Bell's chauffeur and $43,860 paid to Mr. Kelmenson's chauffeur.

(4) Amounts included in this column represent the portion of the executive's 2000 bonus that was paid in the form of restricted stock pursuant to the executive bonus program. Under this program, 30% of the executive's 2000 bonus is paid in the form of restricted stock, and this 30% portion is increased by 15% to account for the restricted stock vesting requirements. The restricted shares were granted in March 2001, concurrent with the approval of 2000 cash bonuses. The number of shares of restricted stock was determined based on the average of the market closing prices for the 10 days prior to the date the awards were approved ($38.11 per share). One-third of these restricted shares were vested as of the March 8, 2001, grant date. The remaining two-thirds of the restricted shares vest over the next two years. Amounts included in this column represent the dollar value of the unvested restricted shares. The value of the immediately vested restricted shares is included in the bonus column. The total number of unvested restricted shares awarded are as follows: Mr. Bell 6,027 shares, Mr. Ryan 6,239 shares, Mr. Diamond 12,591 shares, Mr. Kelmenson 1,489 shares and Mr. McClain 3,018 shares. Dividends are paid on the restricted shares in the same amount and at the same time as dividends are paid to all other owners of True North common stock. The amount included in this column for 2000 for Mr. Diamond also includes a separate restricted stock grant of 5,000 shares made as of January 1, 2000. This award vests as to one-third of the shares on each of the first three anniversaries of the grant date. The aggregate unvested restricted stock holdings of each of the Named Executives as of December 31, 2000, is as follows (these amounts do not include restricted stock granted in March 2001 as part of 2000 bonuses):

                                 MR. BELL   MR. RYAN    MR. DIAMOND    MR. KELMENSON    MR. MCCLAIN
                                 --------   ---------   ------------   --------------   ------------
Number of Shares...............     8,728      4,631         25,141          9,971           2,920
Market Value...................  $370,940   $196,818     $1,068,493       $423,768        $124,100

(5) The amounts included in this column include stock options granted in 2000 under the True North Stock Option Plan. See below under the heading "Stock OptionS" for a further description of these stock option grants.

(6) Amounts shown in this column include contributions and accruals under compensation and benefit programs for the Named Executives. These amounts for 2000 are as follows:

    - The Company profit sharing contribution to the True North Retirement Plan was $4,573 for each of the Named Executives.

    - The Company matching contribution to the True North Retirement Plan was $6,800 for each of the Named Executives.

    - The Company matching contribution to the True North Deferred Compensation Plan was $41,430 for Mr. Bell, $43,230 for Mr. Ryan, $47,518 for
      Mr. Diamond, $47,901 for Mr. Kelmenson and $36,671 for Mr. McClain.

    - The Company profit-sharing contribution to the True North Deferred Compensation Plan was $19,589 for Mr. Bell, $19,813 for Mr. Ryan, $14,889 for Mr. Diamond, $22,938 for Mr. Kelmenson and $17,176 for Mr. McClain.

    - The Company-paid amount for life insurance was $3,354 for Mr. Bell, $3,683 for Mr. Ryan, $1,457 for Mr. Diamond, $42,206 for Mr. Kelmenson and $2,149 for Mr. McClain.

    - The Company-paid amount allocable to Mr. Bell's grandfathered benefit accrual under the discontinued BJK&E Executive Wealth Accumulation Plan was $2,320.

    The amounts shown in this column also include the amounts accrued for the post-employment consulting arrangements for Messrs. Bell ($939,076) and Kelmenson ($741,989), and the amount accrued under the True North Directors Part-Time Employment Agreement for Mr. Ryan ($253,477). There is also an accrual of $312,030 reflected for 1999 for Mr. Kelmenson (which was not included in True North's 2000 Proxy Statement), to coincide with the commencement of his current Employment Agreement in August 1999.

STOCK OPTIONS

    During 2000, stock option grants covering 1,807,450 shares were awarded to 443 key employees under True North's Stock Option Plan. Each grant was made at the fair market value of True North common stock on the date of the award. These options vest over three years and expire in ten years. The option grants in 2000 for the Named Executives are shown in the following table:

                       OPTION GRANTS IN LAST FISCAL YEAR
                               INDIVIDUAL GRANTS

                                                                                            POTENTIAL REALIZABLE
                                      NUMBER OF     PERCENT OF                                VALUE AT ASSUMED
                                      SECURITIES   TOTAL OPTIONS                            ANNUAL RATES OF STOCK
                                      UNDERLYING    GRANTED TO                               PRICE APPRECIATION
                                       OPTIONS     EMPLOYEES IN    EXERCISE                    FOR OPTION TERM
                                       GRANTED      FISCAL YEAR     PRICE     EXPIRATION   -----------------------
NAME                                    (#)(1)        (%)(2)        ($/SH)       DATE        5%($)        10%($)
----                                  ----------   -------------   --------   ----------   ----------   ----------
David Bell..........................    70,000          3.87%       $37.00       3/1/10    $1,628,837   $4,127,793
J. Brendan Ryan.....................    57,000          3.15%       $37.00       3/1/10    $1,326,339   $3,361,203
Harris Diamond......................    40,000          2.21%       $42.25       1/1/10    $1,062,832   $2,693,425
Leo-Arthur Kelmenson................    50,000          2.77%       $37.00       3/1/10    $1,163,455   $2,948,424
Dennis McClain......................     4,400          0.24%       $37.00       3/1/10    $  102,384   $  259,461
Dennis McClain......................     3,600          0.20%       $38.56      4/12/10    $   87,306   $  221,251

------------------------

(1) Subject in certain cases to accelerated vesting upon certain termination of employment events, as set forth in the employment agreements described below under the heading "Employment Agreements," all of the above options are exercisable at a rate of 33 1/3% per year beginning on the first anniversary of the date of grant.

(2) The percentages shown in this table are based on total options granted by True North in 2000 on 1,807,450 shares of True North common stock.

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

    The number of options exercised during 2000, the number of options held and their value at year end for the Named Executives are shown in the following table:

                                   SHARES                    NUMBER OF SECURITIES        VALUE OF UNEXERCISED IN-
                                  ACQUIRED                  UNDERLYING UNEXERCISED       THE-MONEY OPTIONS AT FY-
                                     ON        VALUE        OPTIONS AT FY-END(#)(1)              END($)(2)
                                  EXERCISE    REALIZED    ---------------------------   ---------------------------
NAME                                (#)         ($)       EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                              --------   ----------   -----------   -------------   -----------   -------------
David A. Bell...................       --            --     215,400         96,800      $ 5,741,600    $  880,800
J. Brendan Ryan.................       --            --     272,673        132,927      $ 5,558,168    $1,764,209
Harris Diamond..................       --            --          --         40,000               --    $        0
Leo-Arthur Kelmenson............       --            --     377,700         95,400      $11,513,705    $1,114,900
Dennis McClain..................  102,000    $3,771,450          --          8,000               --    $   38,375

------------------------

(1) Certain of the unexercised options outstanding for Messrs. Bell (102,000 shares) and Kelmenson (255,000 shares) were granted under the Bozell, Jacobs, Kenyon & Eckhardt, Inc. (BJK&E) Stock Option Plan prior to the December 1997 acquisition of BJK&E by True North. The shares underlying these options have been adjusted to reflect the number of shares of True North common stock into which each outstanding share of BJK&E common stock was converted (at an exchange ratio of 0.51 share of True North common stock for each share of BJK&E common stock).

(2) The values shown in the table are based on the $42.50 per share closing price of True North common stock on December 31, 2000, less the exercise price of the options.

BOARD COMPENSATION

    Employee directors receive no compensation for their service on the Board of Directors or committees thereof, except under the True North Directors Part-Time Employment Agreement program. Under this program, an employee director between the ages of 55 and 65 may continue employment on a part-time basis and receive part-time salary payments for five years up to the age of 65. Part-time salary payments are determined as 45% of the highest five-year average total compensation during the prior 10 years of full-time employment, reduced by 1/30 for each year of service less than 30 years. This program has been discontinued and Mr. Ryan is the only current director who remains eligible to participate.

    Non-employee directors are paid an annual retainer of $23,000 for their services. An additional annual retainer of $5,000 is paid to Committee chairpersons. In addition, a per diem fee of $2,000 is paid for each day during which Board and/or committee meetings are attended, special assignments are performed or other management meetings are attended. A per diem fee of $1,000 is paid to non-employee directors for telephonic meetings. Messrs. Elliman and Seeley serve on the Board of Directors of Modem Media, Inc. (which is approximately 44% owned by True North). Mr. Elliman is paid the above-described per diem fees for his attendance at Modem Media, Inc. Board of Directors' meetings as the designee of True North. Mr. Seeley is compensated for services on the Modem Media, Inc. Board of Directors pursuant to his part-time employment agreement, which is described below in Item 13 under the heading "Certain Relationships and Related Transactions." Non-employee directors may elect to defer all or a part of their annual retainer and per diem allowances. At their election, these deferred amounts may effectively be treated as if they were invested in True North common stock (in which case the deferred amounts are referred to as phantom stock units). To encourage phantom stock investment, effective September 2000, amounts deferred in this manner are increased by a 15% premium. Amounts not treated as if invested in True North common stock are credited with earnings at an annual rate of return equal to 1 1/2% above the annual rate of return on five- year U.S. Treasury Bills. Amounts deferred (including earnings and/or losses credited on such amounts) are paid to each non-employee director in shares of common stock at the time he or she leaves the Board of Directors. Aggregate per diem payments to non-employee directors in fiscal 2000 were $192,000 (including amounts deferred, but not including the 15% premium added to certain amounts deferred as phantom stock units).

    Non-employee directors are also eligible for stock options under the Outside Director Stock Option Plan, which provides for option grants with 10-year terms to non-employee directors in proportion to the total of their annual retainer and per diem allowances. The basis for granting options is a formula tied to annual growth in net income. The Outside Director Stock Option Plan also provides for a one-time grant of options for 4,000 shares upon a non-employee director's initial election to the Board of Directors. Under the terms of the Outside Director Stock Option Plan, in March 2000 each of the outside directors was granted an option at an exercise price of $38.244, with the share amounts as follows: each of Dr. Seymann and Mr. Elliman 2,300 shares, each of Messrs. Murphy and Vehslage 2,100 shares, Mr. Califano 1,100 shares and
Mr. Greeniaus 1,300 shares. In May 2000, Ms. Millard was granted an option for 4,000 shares at an exercise price of $42.1625. In October 2000, Mr. Jackson was granted an option for 4,000 shares at an exercise price of $35.81. In
February 2001, each of the outside directors was granted an option at an exercise price of $38.98, with the share amounts as follows: Mr. Califano 2,000 shares, Mr. Elliman 4,100 shares, Mr. Greeniaus 2,400 shares, Mr. Jackson 600 shares, Ms. Millard 1,600 shares, Mr. Murphy 2,600 shares, Dr. Seymann 3,100 shares and Mr. Vehslage 2,500 shares. Stock options awarded under the Outside Director Stock Option Plan are exercisable upon grant with respect to one-third of the shares covered thereby, and an additional one-third of such shares become exercisable on each of the next two anniversaries of the date of the grant.

    Mr. Vehslage is the only current director who is eligible to receive a benefit under the Outside Director Retirement Plan (which was discontinued in 1998). The Outside Director Retirement Plan provided a retirement benefit to non-employee directors after five years of service on the Board of Directors. The annual benefit is equal to a specified percentage of the annual retainer calculated at 5% times each year of Board service plus 5% times each year that net income growth is 15% or greater, subject to a maximum of 10 years. The annual benefit is paid, at the option of the non-employee director, in five annual installments or in a lump sum after retirement from the Board.

EMPLOYMENT AGREEMENTS

    BELL EMPLOYMENT AGREEMENT. Pursuant to an Employment Agreement entered into as of January 1, 2000, Mr. Bell is employed for a term expiring on December 31, 2002. Mr. Bell's Employment Agreement provides for an initial base salary of $900,000 per year and incentive compensation in accordance with True North's Executive Compensation Program. Mr. Bell is also eligible to receive stock options and certain fringe benefits and to participate in True North's employee benefit plans generally available to senior executives.

    Mr. Bell's Employment Agreement provides that he will become a consultant to True North for the five-year period immediately following the expiration of the term of his employment, as extended if applicable. During this consulting period, Mr. Bell will receive annual compensation equal to 75% of the average of his annual base salary over the last three full calendar years of his employment. This consulting arrangement will also apply if Mr. Bell resigns prior to the scheduled expiration of the term of his employment, subject to a reduction in the annual compensation based on certain vesting requirements.

    Mr. Bell's Employment Agreement provides that, in the event of termination of employment by True North or by Mr. Bell after the occurrence of one or more specified events (none of which have occurred to date) (a "Qualifying Termination"), Mr. Bell would be entitled to receive his base salary, incentive compensation and certain continuing benefits for three years and the annual consulting compensation described above for the following two years.

    Mr. Bell's Employment Agreement provides that, upon a Qualifying Termination, each stock option granted after January 1, 2000, and then held by Mr. Bell shall be fully vested and exercisable in full for up to three years (but not beyond ten years after the date of grant of such option). Mr. Bell's Employment Agreement also contains a provision prohibiting him from engaging in certain competitive activities with True North during his employment and any severance and/or consulting period.

    DIAMOND EMPLOYMENT AGREEMENT. Pursuant to an Employment Agreement entered into as of March 1, 1993, as amended, Mr. Diamond is employed for a term expiring on June 30, 2005. Mr. Diamond's Employment Agreement provides for a base salary of $724,250 per year and, through June 30, 2002, an annual bonus equal to a percentage of BSMG Worldwide operating profit above a threshold level. Beginning July 1, 2002, Mr. Diamond shall be entitled to incentive compensation in accordance with True North's Executive Compensation Program.
Mr. Diamond is also eligible to receive stock options and fringe benefits and to participate in employee benefit plans generally available to senior executives.

    Mr. Diamond's Employment Agreement provides that in the event of termination of employment by the company or by Mr. Diamond after the occurrence of one or more specified events (none of which have occurred to date) (a "Qualifying Termination"), Mr. Diamond would be entitled to receive his base salary, continuing bonuses, and certain employee benefits for the remaining term of the Employment Agreement, subject to a minimum of 18 months and a maximum of 30 months.

    Mr. Diamond's Employment Agreement provides that, upon a Qualifying Termination, each stock option granted after January 1, 2000, and then held by Mr. Diamond shall be fully vested and exercisable in full for up to three years (but not beyond ten years after the date of grant of such option).
Mr. Diamond's Employment Agreement also contains a provision prohibiting him from engaging in certain competitive activities with True North during his employment and for one year thereafter.

    KELMENSON EMPLOYMENT AGREEMENT. Pursuant to an Employment Agreement dated as of August 1, 1999, Mr. Kelmenson is employed for a term expiring on March 31, 2004. Mr. Kelmenson's Employment

Agreement provides for an initial base salary of $1,024,800 per year and incentive compensation in accordance with True North's Executive Compensation Program. Mr. Kelmenson is also eligible to receive stock options and certain specified fringe benefits and to participate in True North's employee benefit plans generally available to senior executives.

    Mr. Kelmenson's Employment Agreement provides that he will be a consultant to True North for a term commencing on April 1, 2004, and ending on March 31, 2008. During the term of this consulting arrangement, Mr. Kelmenson will be entitled to receive annual compensation of $950,000 and continued exercisability of stock options. Mr. Kelmenson's Employment Agreement also provides for the application or continuation of such consulting fees in the event of Mr. Kelmenson's death or disability, and it provides for the application of this consulting arrangement in the event of termination of employment by True North or by Mr. Kelmenson after the occurrence of one or more specified events (none of which have occurred to date) (a "Qualifying Termination"). In the event of a Qualifying Termination, Mr. Kelmenson would also be entitled to receive his base salary through the end of the term (maximum of 30 months), payable in one lump sum.

    Mr. Kelmenson's Employment Agreement provides that, upon a Qualifying Termination, each stock option granted after August 1, 1999, and then held by Mr. Kelmenson shall be fully vested. Mr. Kelmenson's Employment Agreement also contains a provision prohibiting him from engaging in certain competitive activities with True North during his employment term and the term of his consulting arrangement.

    RYAN EMPLOYMENT AGREEMENT. Pursuant to an Employment Agreement dated as of January 1, 2000, Mr. Ryan is employed for successive three-year terms.
Mr. Ryan's Employment Agreement provides for an initial base salary of $900,000 per year and incentive compensation in accordance with True North's Executive Compensation Program. Mr. Ryan is also eligible to receive stock options and certain fringe benefits and to participate in True North's employee benefit plans generally available to senior executives.

    As described above under the heading, "Board Compensation," Mr. Ryan is also entitled to benefits under the Directors Part-Time Employment Agreement Program, which provides part-time salary payments equal to 45% of final average compensation, payable for five years following termination of employment, reduced for years of service less than 30.

    Mr. Ryan's Employment Agreement provides that, in the event of termination of employment by True North or by Mr. Ryan after the occurrence of one or more specified events (none of which have occurred to date) (a "Qualifying Termination"), Mr. Ryan would be entitled to receive his base salary, incentive compensation and certain continuing benefits for three years, and health and life insurance benefits through age 65. The cash portion of these severance payments would be payable in lump sum amounts (as soon as such amounts are identifiable) if the Qualifying Termination is within two years following a change in control of True North.

    Mr. Ryan's Employment Agreement also provides that, upon a Qualifying Termination, each stock option then held by Mr. Ryan shall be fully vested and exercisable in full for up to three years (but not beyond ten years after the date of grant of such option) and that Mr. Ryan shall be entitled to receive all vested and unvested amounts of previously deferred incentive compensation. During the Severance Period, Mr. Ryan shall be entitled to participate in True North's benefit plans, and, upon expiration of the Severance Period, Mr. Ryan would be entitled to compensation and benefits payable under the Directors Part-Time Employment Agreement Program with the benefit calculated at 45% of final average annual compensation and assuming 30 years of credited service. Such Directors Part-Time Employment Agreement Program benefits will also become payable to Mr. Ryan upon other termination of employment events (other than termination for cause). Mr. Ryan's Employment Agreement also contains a provision prohibiting Mr. Ryan from competing with True North or soliciting its clients or employees during his employment and for a period of time thereafter.

    MCCLAIN EMPLOYMENT AGREEMENT. Mr. McClain has been employed pursuant to an Employment Agreement entered into as of April 1, 1992. While this Employment Agreement expired as of March 31, 2001, Mr. McClain continues to be employed and is receiving the salary and compensation set forth in that Employment Agreement, which provided for base salary at $675,000 per year (with periodic adjustments to the current annual level of $809,389), and an annual bonus based on a formula-based bonus pool available to the Temerlin McClain operating unit.
Mr. McClain's Employment Agreement also provided for various fringe benefits and participation in various benefit plans and programs. Despite the expiration of this Employment Agreement, Mr. McClain has certain continuing obligations under the Agreement, including restrictions on engaging in certain competitive activities.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

STOCK OWNERSHIP

    The following table shows the number of shares of True North common stock and Phantom Stock Units (which represent deferred directors' fees deemed invested in True North common stock) known by True North to be beneficially owned as of March 19, 2001 by each director of True North, the Named Executives, the directors and executive officers as a group and all beneficial owners of more than 5% of True North common stock.

                                                               NUMBER OF     PERCENT    NUMBER OF
                                                               SHARES OF        OF       PHANTOM
                                                              COMMON STOCK    CLASS       STOCK
NAME                                                             (#)(1)       (%)(2)    UNITS (3)
----                                                          ------------   --------   ---------
David A. Bell...............................................     826,709       1.63%         --
Joseph A. Califano, Jr. ....................................       6,400          *          --
Harris Diamond..............................................     232,261          *          --
Donald M. Elliman, Jr. .....................................      15,300          *       6,890
H. John Greeniaus...........................................      27,666          *          --
Mannie L. Jackson...........................................       1,533          *          --
Leo-Arthur Kelmenson........................................     890,581       1.75%         --
Dennis McClain..............................................     138,843          *          --
Wenda Harris Millard........................................       3,200          *          --
Michael E. Murphy...........................................      14,867          *       4,162
J. Brendan Ryan.............................................     357,719          *          --
Donald L. Seeley............................................     180,494          *          --
Marilyn Seymann.............................................       9,566          *       2,073
Stephen T. Vehslage.........................................      57,533          *       2,566
All directors and executive officers as a group (25
  persons)..................................................   3,973,031       7.60%     15,691
Publicis S.A. (4)...........................................   4,658,000       9.24%         --
  133 Champs Elysees
  75008 Paris, France

------------------------

*less than 1%

(1) To the knowledge of True North, each holder has sole voting and investment power with respect to the shares listed unless otherwise indicated. The number of shares includes shares of common stock owned through the True North Retirement Plan as of December 31, 2000. The number of shares has been rounded to the nearest whole share. The number of shares includes shares of common stock subject to options exercisable within 60 days of March 19, 2000 as follows: Mr. Bell 252,133 shares, Mr. Califano 5,400 shares, Mr. Diamond 13,333 shares, Mr. Elliman 10,200 shares, Mr. Greeniaus 5,666 shares,
    Mr. Jackson 1,533 shares, Mr. Kelmenson 417,066 shares, Mr. McClain 2,666 shares, Ms. Millard 3,200 shares, Mr. Murphy 11,367 shares, Mr. Ryan 328,866 shares, Mr. Seeley 171,733 shares, Dr. Seymann 6,566 shares, Mr. Vehslage 54,733 shares and all directors and executive officers as a group 1,862,689 shares. The number of shares also includes unvested restricted stock granted in 2000 and 2001.

(2) Shares subject to options exercisable within 60 days of March 19, 2001, are considered outstanding for the purpose of determining the percent of the class held by the holder of such option, but not for the purpose of computing the percentage held by others.

(3) Represents outside directors' deferred stock account values as of February 28, 2000.

(4) Based upon information furnished by Publicis S.A. in Form 5 filed March 5, 1999.

    On March 19, 2001, True North and the Interpublic Group of Companies, Inc. (Interpublic) announced they had reached a definitive agreement whereby it is contemplated that a subsidiary of Interpublic will merge with and into True North in a pooling of interests transaction that will result in True North becoming a wholly-owned subsidiary of Interpublic. Under the terms of the agreement, Interpublic will exchange 1.14 shares of its common stock for each outstanding share of True North in common stock. The transaction is subject to, among other conditions, the approval of True North shareholders and regulatory approvals in various jurisdictions. True North anticipates the completion of the transaction in the summer of 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Mr. Seeley retired from full-time employment as of March 2000, but remains a member of the Board of Directors and serves as a part-time employee of True North pursuant to a Part-Time Employment Agreement. Under that Agreement, which was entered into as of March 16, 2000, Mr. Seeley is required to provide services for at least five days per calendar quarter and to attend all Board and applicable committee meetings. So long as Mr. Seeley continues to perform those services, he shall be paid compensation at the rate of $120,000 per year, plus additional quarterly bonuses to recognize days worked in excess of 20 days per year and attendance of special Board and Committee meetings. Mr. Seeley shall also be entitled to reimbursement of business expenses. Pursuant to Mr. Seeley's original Employment Agreement and this Part-Time Employment Agreement, he is prohibited from engaging in certain competitive activities with True North during this part-time employment period.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    ITEM 14(A)(1)--LIST OF FINANCIAL STATEMENTS: The following Consolidated Financial Statements of the Registrant and the Independent Public Accountant's Report covering these financial statements, appearing in this Annual Report in
Item 8:

    Consolidated Balance Sheets--December 31, 2000 and 1999
    Consolidated Statements of Income--Years ended December 31, 2000, 1999 and 1998
    Consolidated Statements of Stockholders' Equity--Years ended December 31, 2000, 1999 and 1998
    Consolidated Statements of Cash Flows--Years ended December 31, 2000, 1999 and 1998
    Notes to Consolidated Financial Statements
    Management's Report on Financial Statements
    Report of Independent Public Accountants

    ITEM 14(A)(2)--SCHEDULES: Are not submitted because they are not required or because the required information is included in the financial statements or notes thereto.

ITEM 14(A)(3)--INDEX OF EXHIBITS:

                               INDEX OF EXHIBITS

 2.1      Agreement and Plan of Merger among The Interpublic Group of
          Companies, Inc., Veritas Acquisition Corp. and True North
          Communications Inc. dated as of March 18, 2001 (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K dated March 22, 2001).

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

 4.4      Registrant's Bylaws, as restated on March 2, 2000
          (incorporated by reference to Exhibit 4.4 to Registrant's
          Annual Report on Form 10-K for the year ended December 31,
          1999).

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

 4.8      Second Amendment, dated as of March 18, 2001, to the Rights
          Agreement dated as of November 4, 1998, as amended April 12,
          1999, between Registrant and First Chicago Trust Company of
          New York, as Rights Agent (incorporated by reference to
          Exhibit 4.3 to Registrant's Report on Form 8-A12B/A dated
          March 26, 2001).

 4.9      Third Amendment, dated March 18, 2001, to the Rights
          Agreement dated as of November 4, 1998, as amended April 12,
          1999, and March 18, 2001, between Registrant and First
          Chicago Trust Company of New York, as Rights Agent
          (incorporated by reference to Exhibit 4.4 to Registrant's
          Report on Form 8-A12B/A dated March 26, 2001).

10.1#     The Bozell, Jacobs, Kenyon & Eckhardt, Inc. Stock Option
          Plan, established effective March 30, 1992, as amended
          (incorporated by reference to Exhibit 4.5 to Registrant's
          Post-Effective Amendment No. 1 on Form S-8 dated March 17,
          1998 to Registrant's Registration Statement on Form S-4, filed November 26, 1997).

10.2#     Amendment to the Bozell, Jacobs, Kenyon & Eckhardt, Inc.
          Stock Option Plan effective as of August 1, 1998
          (incorporated by reference to Exhibit 10.3 to Registrant's
          Annual Report on Form 10-K for the year ended December 31,
          1998).

10.3#     Registrant's Outside Directors Stock Option Plan
          (incorporated by reference to Appendix A to Registrant's
          Definitive Proxy Statement for its Annual Meeting of
          Stockholders held on May 30, 1992).

10.4#     Amendment to Registrant's Outside Director Stock Option Plan
          (incorporated by reference to Exhibit 4.11 to Registrant's
          Registration Statement on Form S-8 filed May 19, 1998 (File
          No. 333-52989)).

10.5#*    Registrant's Deferred Compensation Plan.

10.6# Registrant's Asset Protection Plan as amended and restated as of June 1, 2000 (incorporated by reference to Exhibit
          10.3 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000).

10.7# Registrant's Senior Management Income Protection Plan dated as of June 1, 2000 (incorporated by reference to Exhibit
          10.4 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000).

10.8      Registration Rights Agreement Between Registrant and The
          Northwestern Mutual Life Insurance Company, dated as of July
          30, 1997 (incorporated by reference to Exhibit 10.20 to
          Registrant's Annual Report on Form 10-K for the year ended
          December 31, 1997).

10.9      Five-Year Credit Agreement, dated as of May 29, 1998 among
          Registrant, the initial lenders named therein and Citibank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to Registrant's Registration Statement on Form
          S-3 filed June 23, 1998 (File No. 333-57495)).

10.10     Amended and Restated 364-Day Credit Agreement, dated May 27,
          1999 by and among Registrant, the banks, financial institutions and other institutional lenders party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999).

10.11* Amended and Restated Restated 364-Day Credit Agreement, dated as of May 26, 2000, amending the Amended and Restated
          364-Day Credit Agreement dated May 27, 1999 by and among
          Registrant, the banks, financial institutions and other institutional lenders party thereto and Citibank, N.A., as administrative agent.

10.12 Stockholders Agreement dated as of May 4, 1999 by and among True North Communications Inc., Modem Media. Poppe Tyson,
          Inc., Gerald M. O'Connell and Robert C. Allen, II
          (incorporated by reference to Exhibit 10.1 to Registrant's
          Quarterly Report on Form 10-Q for the quarterly period ended
          September 30, 1999).

10.13 Registration Rights Agreement dated as of August 1, 1999 by and among Modem Media. Poppe Tyson, Inc., the holders of Class A Common Stock listed on the signature page thereto and the holders of Class B Common Stock listed on the signature page thereto (incorporated by reference to Exhibit
          10.2 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999).

10.14# Employment Agreement between Bruce Mason and Registrant dated February, 1999, amending the Employment Agreement between Bruce Mason and Registrant effective as of December
          1, 1997 (incorporated by reference to Exhibit 10.12 to
          Registrant's Annual Report on Form 10-K for the year ended
          December 31, 1999).

10.15# Employment Agreement between J. Brendan Ryan and Registrant, dated as of January 1, 2000 (incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000).

10.16# Employment Agreement between Eugene Bartley and Registrant, dated January 1, 2000 (incorporated by reference to Exhibit
          10.1 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000).

10.17# Employment Agreement between Harris Diamond and Registrant, dated as of March 1, 1993, as amended on December 13, 1996 and January 1, 2000 (incorporated by reference to Exhibit
          10.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

10.18#    Employment Agreement between Leo-Arthur Kelmenson and
          Registrant, dated August 1, 1999 (incorporated by reference to Exhibit 10.18 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

10.19# Employment Agreement between David A. Bell and Registrant, dated January 1, 2000 (incorporated by reference to Exhibit
          10.19 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

10.20#*   Amendment to Employment Agreement between David A. Bell and
          Registrant dated March 1, 2001.

10.21#    Employment Agreement between Donald L. Seeley and
          Registrant, dated March 16, 2000 (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form
          10-Q for the quarterly period ended March 31, 2000).

10.22#    Employment Agreement between Suzanne S. Bettman and
          Registrant, dated January 1, 2000 as amended on November 1,
          2000 (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000).

10.23# Employment Agreement between Dennis McClain and Registrant, dated April 1, 1992, amended as of August 29, 1997
          (incorporated by reference to Exhibit 10.2 to Registrant's
          Quarterly Report on Form 10-Q for the quarterly period ended
          June 30, 2000).

10.24# Employment Agreement between Ramesh Rajan and Registrant dated as of November 1, 2000 (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000).

10.25#* Employment Agreement between Michael Bosman and Registrant dated as of August 1, 2000.

10.26#    Employment Agreement between Charles D. Peebler, Jr. and
          Registrant, dated as of July 30, 1997 (incorporated by reference to Exhibit 10.12 to Registrant's Annual Report on
          Form 10-K for the year ended December 31, 1997).

10.27# Amendment to Employment Agreement dated as of July 30, 1997 by and between Registrant and Charles D. Peebler, Jr.
          entered into as of May 1, 1999 (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999).

10.28#*   Employment Agreement between Valentine J. Zammit and
          Registrant, dated February 1, 2001.

10.29# Employment Agreement between Terry D. Peigh and Registrant dated as of April 16, 1998 (incorporated by reference to Exhibit 10.25 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).

10.30#*   Amendment to Employment Agreement between Terry D. Peigh and
          Registrant dated March 1, 2001.

10.31#    Employment Agreement between Theodore J. Theophilos and
          Registrant, dated as of May 1, 1998 (incorporated by reference to Exhibit 10.4 to Registrant's Registration
          Statement on Form S-3 filed June 23, 1998 (File No.
          333-57495)).

10.32#* Employment Agreement between Kevin J. Smith and Registrant, dated as of March 1, 2000.

11.1*     Statement re Computation of Per Share Earnings.

21.1*     Subsidiaries of Registrant.

23.1*     Consent of Arthur Andersen LLP.

24.1*     Power of Attorney.

------------------------

*Filed herewith.
#Management contract or compensatory plan or arrangement.

    ITEM 14(B)--REPORTS ON FORM 8-K:

(1) Form 8-K filed on October 26, 2000 reported Registrant's Earnings release for the quarterly period ended September 30, 2000.

(2) Form 8-K filed on November 6, 2000 reported certain events regarding Daimler Chrysler.

(3) Form 8-K filed on December 5, 2000 reported presentation materials for a media conference.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Date: April 2, 2001

                                                       TRUE NORTH COMMUNICATIONS INC.

                                                       By:              /s/ DAVID A. BELL
                                                            -----------------------------------------
                                                                          David A. Bell
                                                                     CHIEF EXECUTIVE OFFICER
                                                                  (PRINCIPAL EXECUTIVE OFFICER)

                                                       By:              /s/ KEVIN J. SMITH
                                                            -----------------------------------------
                                                                          Kevin J. Smith
                                                                     EXECUTIVE VICE PRESIDENT
                                                                     CHIEF FINANCIAL OFFICER

                                                       By:         /s/ RICHARD P. SNEEDER, JR.
                                                            -----------------------------------------
                                                                     Richard P. Sneeder, Jr.
                                                                          VICE PRESIDENT
                                                                            CONTROLLER

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934 AND TO THE POWER OF ATTORNEY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS (CONSTITUTING A MAJORITY OF THE MEMBERS OF THE BOARD OF DIRECTORS OF THE REGISTRANT) ON BEHALF OF THE REGISTRANT.

                 SIGNATURE AND TITLE                                 SIGNATURE AND TITLE
-----------------------------------------------------  -----------------------------------------------

                  /s/ DAVID A. BELL                                 WENDA HARRIS MILLARD*
----------------------------------------------------   ----------------------------------------------
                    David A. Bell                                   Wenda Harris Millard

              JOSEPH A. CALIFANO, JR.*                               MICHAEL E. MURPHY*
----------------------------------------------------   ----------------------------------------------
               Joseph A. Califano, Jr.                                Michael E. Murphy

               DONALD M. ELLIMAN, JR.*                                J. BRENDAN RYAN*
----------------------------------------------------   ----------------------------------------------
               Donald M. Elliman, Jr.                                  J. Brendan Ryan

                 H. JOHN GREENIAUS*                                   DONALD L. SEELEY*
----------------------------------------------------   ----------------------------------------------
                  H. John Greeniaus                                   Donald L. Seeley

                 MANNIE L. JACKSON*                                  MARILYN R. SEYMANN*
----------------------------------------------------   ----------------------------------------------
                  Mannie L. Jackson                                  Marilyn R. Seymann

                LEO-ARTHUR KELMENSON*                               STEPHEN T. VEHSLAGE*
----------------------------------------------------   ----------------------------------------------
                Leo-Arthur Kelmenson                                 Stephen T. Vehslage

*By:              /s/ SUZANNE S. BETTMAN
      ----------------------------------------------
                    Suzanne S. Bettman
                    as Attorney-in-Fact

                               INDEX OF EXHIBITS

       EXHIBIT
       NUMBER           DESCRIPTION OF EXHIBIT
---------------------   ----------------------
       10.5#*           Registrant's Deferred Compensation Plan.

       10.11*           Amended and Restated 364-Day Credit Agreement, dated as of
                        May 26, 2000, amending the Amended and Restated 364-Day
                        Credit Agreement, dated May 27, 1999, by and among
                        Registrant, the banks, financial institutions and other institutional lenders party thereto and Citibank N.A., as administrative agent.

       10.20#*          Amendment to Employment Agreement between David A. Bell and
                        Registrant dated March 1, 2001.

       10.25#* Employment Agreement between Michael Bosman and Registrant dated August 1, 2000.

       10.28#*          Employment Agreement between Valentine J. Zammit and
                        Registrant, dated February 1, 2001.

       10.30#*          Amendment to Employment Agreement between Terry D. Peigh and
                        Registrant dated March 1, 2001.

       10.32#*          Employment Agreement between Kevin J. Smith and Registrant, dated as of March 1, 2000.

       11.1*            Statement re Computation of Per Share Earnings.

       21.1*            Subsidiaries of Registrant.

       23.1*            Consent of Arthur Andersen LLP.

       24.1*            Power of Attorney.

------------------------

* Filed herewith.
# Management contract or compensatory plan or arrangement.

                             CORPORATE INFORMATION

TRUE NORTH COMMUNICATIONS INC.                      DIRECTORS

DAVID A. BELL                                       DAVID A. BELL
Chairman and Chief Executive Officer                Chairman and Chief Executive Officer
KEVIN J. SMITH                                      True North Communications Inc.
Executive Vice President                            JOSEPH A. CALIFANO, JR.
Chief Financial Officer                             Chairman and President
KENNETH ASHLEY                                      The National Center on Addiction and
Vice President                                      Substance Abuse at Columbia University
Treasurer                                           DONALD M. ELLIMAN, JR.
SUZANNE S. BETTMAN                                  President and Chief Executive Officer
Executive Vice President                            Kroenke Sports Enterprises
General Counsel                                     H. JOHN GREENIAUS
TERRY D. PEIGH                                      President, G-Force LLC
Executive Vice President                            Former CEO, Nabisco, Inc.
Director of Corporate Operations                    MANNIE L. JACKSON
DALE F. PERONA                                      Chairman
Senior Vice President                               The Harlem Globetrotters International, Inc.
Secretary                                           LEO-ARTHUR KELMENSON
RAMESH RAJAN                                        Chairman
Executive Vice President                            FCB Worldwide
Operations and Business Development                 WENDA HARRIS MILLARD
RICHARD P. SNEEDER, JR.                             President
Vice President                                      Ziff-Davis Internet
Controller                                          MICHAEL E. MURPHY
OTHER EXECUTIVE OFFICERS                            Retired Director and Vice Chairman
GENE BARTLEY                                        Sara Lee Corporation
Chairman & Chief Executive Officer                  J. BRENDAN RYAN
Bozell Group                                        Chief Executive Officer
MICHAEL BOSMAN                                      FCB Worldwide
President & Chief Operating Officer                 DONALD L. SEELEY
FCB North America                                   Former Chief Financial Officer
HARRIS DIAMOND                                      True North Communications Inc.
President & Chief Executive Officer                 MARILYN R. SEYMANN
BSMG Worldwide                                      President and Chief Executive Officer
Chairman                                            M One, Inc.
True North Diversified Companies                    STEPHEN T. VEHSLAGE
EDWARD HARRIGAN                                     Retired Group Vice President
Chief Financial Officer                             IBM Corporation
FCB Worldwide
DENNIS MCCLAIN
Chief Executive Officer
Temerlin McClain
VALENTINE J. ZAMMIT
President & Chief Executive Officer
True North Diversified Companies

TRUE NORTH MANAGEMENT                               COMPENSATION COMMITTEE
EXECUTIVE COMMITTEE                                 Marilyn R. Seymann, Chairman
David A. Bell                                       Donald M. Elliman, Jr.
Gene Bartley                                        H. John Greeniaus
Suzanne S. Bettman                                  Wenda Harris Millard
Harris Diamond                                      AUDIT COMMITTEE
Leo-Arthur Kelmenson                                Michael E. Murphy, Chairman
Dennis McClain                                      H. John Greeniaus
Terry D. Peigh                                      Marilyn R. Seymann
Ramesh Rajan                                        Stephen T. Vehslage
J. Brendan Ryan                                     FINANCE COMMITTEE
Kevin J. Smith                                      Donald L. Seeley, Chairman
Valentine J. Zammit                                 David A. Bell
BOARD COMMITTEES                                    Donald M. Elliman, Jr.
NOMINATING COMMITTEE                                Mannie L. Jackson
Donald M. Elliman, Jr., Chairman                    Michael E. Murphy
Joseph A. Califano, Jr.                             Stephen T. Vehslage
Wenda Harris Millard                                EXECUTIVE COMMITTEE
Michael E. Murphy                                   Donald M. Elliman, Jr., Chairman
                                                    David A. Bell
                                                    H. John Greeniaus
                                                    J. Brendan Ryan
                                                    Donald L. Seeley
                                                    Marilyn R. Seymann

                              GENERAL INFORMATION

STOCK LISTING

True North Communications Inc. common stock is traded on the New York Stock Exchange. The ticker symbol is TNO.

STOCK TRANSFER AGENT

To assist in handling matters relating to stock transfers, automatic dividend reinvestment, lost certificates or change of address, please contact the transfer agent for True North: First Chicago Trust Company, A Division of EquiServe, P.O. Box 2500, Jersey City, NJ 07303-2500, 201/324-0498 or
800/446-2617

INVESTOR RELATIONS

For information or publications, contact: Susan Geanuleas, Vice President, Corporate Communications, True North Communications Inc. 312/425-6570.