Form 10-Q
period 2001-03-31
TRUE NORTH COMMUNICATIONS INC
filed 2001-05-15
CIK 37931

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

Commission file no. 1-5029

True North Communications Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-1088161 (I.R.S. Employer Identification No.)
101 East Erie Street, Chicago, Illinois (Address of principal executive offices)	60611 (Zip Code)

Registrant's Telephone Number: (312) 425-6500

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/  No / /

    The number of shares of Common Stock, 33 1/3 cents par value, outstanding as of May 8, 2001 was 50,838,347.

TRUE NORTH COMMUNICATIONS INC. INDEX

		Page Number
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2001 and 2000.	3
	Condensed Consolidated Balance Sheets as of March 31, 2001 (Unaudited) and December 31, 2000.	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2000.	5
	Unaudited Notes to Condensed Consolidated Financial Statements for the Three Months Ended March 31, 2001 and 2000.	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	8
Item 3.	Quantitative and Qualitative Disclosure about Market Risk.	11
PART II.	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K.	12

TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(Amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2001	2000
Commissions and Fees	$356,058	$359,588

Operating Expenses:
Salaries and employee benefits	227,834	229,355
Office and general	105,544	117,117

Total operating expenses	333,378	346,472

Operating Income	22,680	13,116

Other Income (Expense):
Interest income	1,406	1,673
Interest expense	(3,582)	(3,858)
Gains on sales of operations and other	1,677	(280)

Total other income (expense)	(499)	(2,465)

Income Before Taxes, Minority Interest and Equity Income	22,181	10,651
Provision for income taxes	9,761	5,693

Income Before Minority Interest and Equity Income	12,420	4,958
Minority interest income (expense)	(2,000)	1,524
Equity income (loss) of affiliates	(734)	517

Net Income	$9,686	$6,999

Per Share Information:
Basic earnings per share	$0.19	$0.14

Diluted earnings per share	$0.19	$0.14

Average common shares outstanding	50,187	48,941

Average common shares outstanding, assuming dilution	51,431	50,447

Cash dividends per common share	$0.15	$0.15

See accompanying notes to consolidated financial statements.

TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2001 (UNAUDITED) AND DECEMBER 31, 2000
(Amounts in thousands)

	March 31, 2001	December 31, 2000
CURRENT ASSETS:
Cash and cash equivalents	$66,883	$136,322
Marketable securities	190	180
Accounts receivable, net	880,751	1,048,793
Expenditures billable to clients	62,127	58,422
Other current assets	43,779	39,877

Total current assets	1,053,730	1,283,594

NONCURRENT ASSETS:
Property and equipment, net	163,172	166,076
Goodwill, net	467,885	458,747
Investment in affiliated companies	90,067	92,803
Other noncurrent assets	79,766	62,070

Total noncurrent assets	800,890	779,696

Total assets	$1,854,620	$2,063,290

CURRENT LIABILITIES:
Accounts payable	$871,889	$1,160,974
Short-term bank borrowings	149,931	45,540
Income taxes payable	31,450	39,117
Current portion of long-term debt	10,928	11,736
Accrued expenses	196,835	229,143

Total current liabilities	1,261,033	1,486,510

NONCURRENT LIABILITIES:
Long-term debt	26,738	26,730
Liability for deferred compensation	82,315	75,459
Other noncurrent liabilities	70,918	69,608

Total noncurrent liabilities	179,971	171,797

STOCKHOLDERS' EQUITY:
Preferred stock	—	—
Common stock	16,754	16,656
Paid-in capital	352,236	342,404
Retained earnings	71,851	69,704
Unrealized gain on marketable securities	91	89
Cumulative translation adjustment	(25,553)	(21,017)
Less—treasury stock	(35)	(35)
Less—deferred compensation	(1,728)	(2,818)

Total stockholders' equity	413,616	404,983

Total liabilities and stockholders' equity	$1,854,620	$2,063,290

See accompanying notes to consolidated financial statements.

TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(Amounts in thousands)

	Three Months Ended March 31,
	2001	2000
Cash flows used by operating activities:
Net income	$9,686	$6,999
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	17,643	20,480
Equity income	734	(517)
Other	3,025	4,584
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	180,941	(518)
Other assets	(31,155)	(22,565)
Accounts payable and accrued expenses	(316,537)	(11,112)

Net cash used by operating activities:	(135,663)	(2,649)

Cash flows used by investing activities:
Purchases of property and equipment	(13,550)	(10,730)
Acquisitions and investments in businesses	(18,068)	(34,253)
Maturities of short-term investments	—	16,502

Net cash used by investing activities	(31,618)	(28,481)

Cash flows provided by financing activities:
Increase in short-term bank borrowings	104,015	37,525
Proceeds from issuance of common stock	4,623	8,098
Payments of long-term debt	(800)	(1,322)
Cash dividends paid	(7,539)	(7,369)
Payments for purchases of common stock	—	(3,046)

Net cash provided by financing activities	100,299	33,886

Effects of exchange rates on cash	(2,457)	(1,325)

Net increase (decrease) in cash and cash equivalents	(69,439)	1,431
Cash and cash equivalents at beginning of year	136,322	118,265

Cash and cash equivalents at end of period	$66,883	$119,696

See accompanying notes to consolidated financial statements.

TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(Amounts in millions, except per share amounts)

1.  Basis of Presentation

    The condensed consolidated financial statements included herein have been prepared by True North without audit, and include all adjustments, consisting only of normal recurring accruals, which True North considers necessary for a fair presentation. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in True North's 2000 Annual Report on Form 10-K.

    The operating results for the first three months of the year are not necessarily indicative of the results for the year or other interim periods.

2.  Acquisitions

    In the first three months of 2001, the cost of advertising and communication agencies acquired by True North in transactions accounted for as purchases, as well as earnout payments associated with prior acquisitions, was $21.6 million. The excess of the purchase price over the fair value of net tangible assets acquired was $21.6 million and is being amortized over periods not exceeding 20 years.

3.  Restructuring and Other Charges

    As a result of the loss of the Chrysler account, True North recorded a $17.5 million pre-tax charge ($10.0 million after-tax or $0.20 per diluted share) in the fourth quarter of 2000. The charge covered primarily severance, lease termination and other exit costs associated with the decision to close the Detroit office. The severance portion of the charge amounted to $5.8 million and reflected the elimination of approximately 250 positions. The charge also included $11.4 million associated primarily with the lease termination of the Detroit office, as well as other exit costs. In addition, an impairment loss of $5.5 million was recorded for intangible assets that are no longer recoverable. Offsetting these charges was a $5.2 million payment from Chrysler to compensate True North for severance and other exit costs. As of March 31, 2001, 176 people had been terminated at a cost of $3.7 million and $2.8 million of lease termination costs and other exit costs had been charged against the liability, of which $1.2 million represented cash payments.

4.  Comprehensive Income

    True North classifies its comprehensive income, which includes foreign currency translation adjustments and unrealized gains and losses on marketable securities available for sale, as a separate component of stockholders' equity. Total comprehensive income for the three months ended March 31, 2001 and 2000 was as follows:

	Three Months Ended March 31,
	2001	2000
Net income	$9.7	$7.0
Foreign currency translation	(4.5)	(2.5)
Unrealized gains (losses) on marketable securities, net of deferred income taxes of $0.0 and $(0.2), respectively	—	(0.3)

Total comprehensive income	$5.2	$4.2

5.  Contingencies

    True North is a party to several lawsuits incidental to its business. It is not possible at the present time to estimate the ultimate liability, if any, of True North with respect to such litigation; however, management believes that any ultimate liability will not be material in relation to True North's consolidated results of operations or financial position.

6.  Merger with Interpublic Group

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

    On May 9, 2001, Interpublic filed a Form S-4 registration statement with the Securities and Exchange Commission. In addition, True North has scheduled a shareholders' meeting for June 19, 2001 to vote on the proposed merger. True North anticipates the completion of the transaction in the summer of 2001.

TRUE NORTH COMMUNICATIONS INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

General

    True North's net income for the three months ended March 31, 2001, was $9.7 million, or $0.19 per diluted share. This compares to $7.0 million, or $0.14 per diluted share, for the three months ended March 31, 2000. Historically, the first quarter is a seasonal low point from a revenue and earnings standpoint.

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

    On May 9, 2001, Interpublic filed a Form S-4 registration statement with the Securities and Exchange Commission. In addition, True North has scheduled a shareholders' meeting for June 19, 2001 to vote on the proposed merger. True North anticipates the completion of the transaction in the summer of 2001.

Revenues

    Consolidated revenues decreased $3.5 million, or 1.0%, to $356.1 million for the three months ended March 31, 2001, from $359.6 million in 2000. Revenues from the U.S. operations decreased $19.2 million, or 6.8%, to $262.6 million in 2001, while international revenues increased 20.1%, or $15.7 million, to $93.4 million. Excluding the impact of changes in foreign exchange rates, international revenues increased 27.0%.

    Excluding the impact of Modem Media, which was deconsolidated in the second quarter of 2000, and the impact of the Chrysler account loss, consolidated revenues increased by 13.4%. Approximately 7.6% of this growth was due to acquisitions (net of divestitures) while changes in foreign exchange rates decreased consolidated revenues by 1.8%. The resultant organic growth from net new business wins and growth in existing client accounts was 7.6%.

Operating Expenses

    Total consolidated operating expenses decreased $13.1 million to $333.4 million in the first quarter of 2001 from $346.5 million in 2000. Excluding the impact of Modem Media and the closure of the Detroit office that serviced Chrysler, total consolidated operating expenses increased $38.7 million or 13.2%. Acquisitions (net of divestitures) accounted for approximately 7.0% of this increase while lower foreign exchange rates favorably impacted total expenses by approximately 1.7%.

    Salaries and benefits decreased $1.6 million, or 0.7%, to $227.8 million in 2001 from $229.4 million in the comparable quarter of 2000. Excluding the impact of deconsolidating Modem Media and the impact of the closure of the Detroit office, total consolidated salaries and related benefits increased $28.7 million or 14.5%. Acquisitions (net of divestitures) accounted for 6.7% of the growth while lower foreign exchange rates favorably impacted salaries and benefits by 1.7%. Excluding the effects of the items noted above, salaries and related benefits increased by 9.5%, representing normal salary growth progression, higher incentive expense due to the increased level of profitability and higher severance costs.

    Office and general expenses were $105.5 million for the three months ended March 31, 2001, compared to $117.1 million in 2000, an $11.6 million, or 9.9% decrease. Excluding the impact of Modem Media and closure of the Detroit office, total office and general expenses increased by $10.0 million or 10.7%. Acquisitions (net of divestitures) accounted for approximately 7.8% of the increase while lower foreign exchange rates favorably impacted these expenses by approximately 1.7%. Included in the first quarter of 2001 is approximately $1.6 million of merger related expenses consisting primarily of legal and accounting fees associated with merger activities. True North anticipates that additional merger related expenses associated with the merger with Interpublic, including investment banker's fees, will approximate $10-$12 million and will be recorded in the second quarter of 2001, or when the transaction closes.

    Excluding the items noted above, office and general expenses increased by 4.6% in 2001 versus 2000. This reflects higher goodwill amortization due to acquisitions and higher depreciation charges from upgrading the facilities and computer systems.

Restructuring and Other Charges

    As a result of the loss of the Chrysler account, True North recorded a $17.5 million pre-tax charge ($10.0 million after-tax or $0.20 per diluted share) in the fourth quarter of 2000. The charge covered primarily severance, lease termination and other exit costs associated with the decision to close the Detroit office. The severance portion of the charge amounted to $5.8 million and reflected the elimination of approximately 250 positions. The charge also included $11.4 million associated primarily with the lease termination of the Detroit office, as well as other exit costs. In addition, an impairment loss of $5.5 million was recorded for intangible assets that are no longer recoverable. Offsetting these charges was a $5.2 million payment from Chrysler to compensate True North for severance and other exit costs. As of March 31, 2001, 176 people had been terminated at a cost of $3.7 million and $2.8 million of lease termination costs and other exit costs had been charged against the liability, of which $1.2 million represented cash payments.

Operating Income

    Excluding the $1.6 million of merger related expenses and the impact of deconsolidating Modem Media, operating income increased 50.9% in the first quarter of 2001, driven by increased revenues, enhanced cost controls and, in part, by higher margins on Chrysler related revenues in the U.S. Operating margin rose to 6.8% from 4.9% in the year-ago quarter as staff costs as a percentage of revenues was essentially flat with the prior year while office and general expenses decreased to 29.2% of revenues compared to 31.3% in 2000.

Other Income (Expenses)

    Interest income decreased by $0.3 million in the three months ended March 31, 2001, compared to 2000. Interest expense decreased by $0.3 million in the first quarter of 2001 versus 2000 due primarily to lower average debt levels.

    True North recognized a net pre-tax gain of $1.8 million in the first three months of 2001 relating to the sales of two small operations.

Income Taxes

    True North's effective tax rate was 44.0% in the first quarter of 2001 versus 53.5% in 2000. The effective rate is higher than the U.S. statutory rate of 35% primarily due to U.S. state and local income taxes and to the nondeductibity of certain expenses, including entertainment and amortization of goodwill. The tax rate in the first quarter of 2000 was adversely impacted by the results of Modem Media, which had a pre-tax loss of $2.4 million and a tax expense of $0.6 million.

Minority Interests

    Minority interest expense in the first quarter of 2001 was $2.0 million versus income of $1.5 million in 2000. The first quarter of 2001 reflects a $0.7 million minority interest expense relating to the gain on the sale of a small operation referred to above as well as higher profitability on certain international operations. The minority interest income in the first three months of 2000 reflects the impact of the net losses in the Modem Media operations (which was a consolidated entity in this period).

Equity Income

    Equity income (loss) was ($0.7) million for the first three months of 2001, compared to $0.5 million in the corresponding period of 2000. The first quarter of 2001 reflects a breakeven result for Modem Media. Modem Media recorded a $2.4 million restructuring charge in the first quarter of 2001 relating to its operation in Japan, which was more than offset by a $3.6 million tax benefit associated with the charge. In addition, the first three months of 2001 results for Springer and Jacoby, a 35% owned German-based advertising agency acquired in September 2000, was a seasonal $0.6 million loss.

Liquidity and Capital Resources

    As of March 31, 2001, True North's cash and cash equivalents totaled $66.9 million, which is a decrease of $69.4 million versus the 2000 year-end balance of $136.3 million.

Operating Activities

    True North's funds from operating activities consist primarily of net income adjusted for noncash items, including depreciation and amortization, and changes in operating assets and liabilities. Cash used by operating activities was $135.7 million in the first three months of 2001. The net negative impact of the loss of the Chrysler account on accounts receivable and media-related liabilities was approximately $50 million. In addition, the first quarter of the year reflects the normal payment of incentives for prior year performance. Operating cash flows are impacted by the seasonal spending patterns of clients. True North's policy is to bill and collect monies from its clients prior to payments due to the media.

Investing Activities

    True North's net capital expenditures for property and equipment were $13.6 million for the first quarter ended March 31, 2001. These expenditures primarily related to True North's worldwide investment in technology, coupled with leasehold improvements related to office moves. True North anticipates that capital expenditures in 2001 will approximate 2000's level and has no material commitments for future expenditures.

    In the first quarter of 2001, True North acquired a direct marketing company in Italy to enhance its network, and made payments of approximately $20 million under earnout provisions associated with prior acquisitions. True North anticipates that it will continue to pursue acquisitions opportunities that will expand its capabilities and geographical presence.

Financing Activities

    In connection with the revolving credit facility and three-year term loans, the signing of the proposed merger agreement between True North and Interpublic would have triggered an event of default requiring True North to obtain waivers from the banks to eliminate such clause from consideration. True North received such waivers from all banks prior to the actual signing of the agreement and therefore, no event of default occurred. There were no violations of any financial covenants due to the signing of the agreement. It is anticipated that the above credit agreements will be terminated upon the effective date of the merger.

    At March 31, 2001, True North was in compliance with all covenants and conditions related to its Revolving Credit Agreement and certain other debt agreements.

    True North has paid cash dividends at an annual rate of $0.60 per share over the past ten years. Determination of the payment of dividends is made by True North's Board of Directors on a quarterly basis. True North anticipates that its cash flow from operations will be adequate to continue payment of dividends at similar levels in 2001.

    True North will continue to acquire shares of its own stock under a 1998 Board of Directors resolution authorizing the purchase of up to $60.0 million. As of March 31, 2001, the remaining amount of such authorization is approximately $22.7 million. True North repurchases its stock primarily to meet its obligations under various stock-based compensation plans.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)
Reports of Form 8-K:

(1)
Form 8-K filed on January 4, 2001, reported certain recent events concerning the Registrant's transition agreement with DaimlerChrysler.

(2)
Form 8-K filed on February 9, 2001, reported a presentation by Registrant's management at a marketing communications conference.

(3)
Form 8-K filed on February 13, 2001, reported materials presented by Registrant's management at a marketing communications conference.

(4)
Form 8-K filed on February 28, 2001, reported postponement of Registrant's earning report.

(5)
Form 8-K filed on March 1, 2001, reported Registrant's additional information regarding the postponement of Registrant's earning report.

(6)
Form 8-K filed n March 9, 2001, reported an announcement regarding the timing of Registrant's earnings announcement.

(7)
Form 8-K filed on March 12, 2001, reported Registrant's earnings and resolution of a SEC accounting matter.

(8)
Form 8-K filed on March 19, 2001, reported Registrant's earnings and Registrant's proposed merger with The Interpublic Group of Companies, Inc.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUE NORTH COMMUNICATIONS INC. (Registrant)
/s/ KEVIN J. SMITH (Signature)
Kevin J. Smith Executive Vice President Chief Financial Officer
Date: May 15, 2001

QuickLinks

TRUE NORTH COMMUNICATIONS INC. INDEX
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SIGNATURES